Form 10QSB
period 1995-06-30
ELECTRONICS MISSILES & COMMUNICATIONS INC
filed 1995-08-08
CIK 32312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                  FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                        COMMISSION FILE NUMBER:  1-6299


                 ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                              13-1926296
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                    NUMBER)


                    P. O. BOX 68/WHITE HAVEN, PA  18661-0068
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE AND ZIP CODE)


     (REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE):      (717) 443-9575

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No     .
                                                                 ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,338,033 SHARES OF COMMON STOCK, PAR VALUE $.01-2/3 PER SHARE, AS OF AUGUST 7, 1995.

     This document contains fourteen (14)  pages.


                  ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


                                   I N D E X
                                                           PAGE(S)

PART I.  FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS -
         June 30, 1995 and March 31, 1995...............   3

    CONSOLIDATED STATEMENTS OF INCOME  -
         Three months ended June 30, 1995 and 1994......   4

    CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
         Three months ended June 30, 1995...............   5

    CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Three months ended June 30, 1995 and 1994.....   6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........7 - 9
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....10 - 13

PART II.  OTHER INFORMATION:

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB..........  14

    SIGNATURES...........................................  14


       NOTE:  Any questions concerning this report should be addressed to
                     Mr. Allan J. Harding, Vice President-Finance.





PART I.  FINANCIAL INFORMATION

ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                        - JUNE 30, 1995 and MARCH 31, 1995 -
                       ASSETS
                                                             JUNE 30, 1995         MARCH 31, 1995
                                                                 Unaudited

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 762,850               $1,440,080
  U. S. Treasury Bills                                            590,219                  580,528
  Accounts Receivable, net of allowance
     for doubtful accounts --
     June -  $116,000  /  March - $120,000                      1,318,808                1,667,495
  Inventories                                                   3,955,310                4,047,946
  Prepaid expenses and deferred taxes                             358,609                  276,047
   TOTAL CURRENT ASSETS                                         6,985,796                8,012,096

NOTE RECEIVABLE                                                 2,100,000                2,100,000
Less Deferred portion                                          (2,100,000)              (2,100,000)
                                                                        0                        0

PROPERTY, PLANT & EQUIPMENT:
  Land & Land Inprovements                                        246,841                  246,841
  Building                                                        621,215                  621,215
  Machinery & equipment                                         2,086,487                1,972,808
                                                                2,954,543                2,840,864
  Less accumulated depreciation                                 1,928,539                1,896,040
    NET PROPERTY, PLANT & EQUIPMENT                             1,026,004                  944,824

OTHER ASSETS                                                      215,700                  215,200

TOTAL ASSETS                                                  $ 8,227,500               $9,172,120

         LIABILITIES & SHAREHOLDERS' EQUITY
                                                            JUNE 30, 1995         MARCH 31, 1995
                                                               Unaudited

CURRENT LIABILITIES:
  Current Portion of Long-Term Debt                             $ 200,000                 $150,500
  Accounts Payable                                                265,936                  632,052
  Accrued Expenses                                                310,201                  415,598
  Deposits from Customers                                         427,904                  564,203
  Accrued income taxes                                            291,638                1,041,000
    TOTAL CURRENT LIABILITIES                                   1,495,679                2,803,353



LONG-TERM DEBT, net of current portion                          1,079,399                1,044,243


SHAREHOLDERS'  EQUITY:
  Common stock issued, $.01-2/3 par;
    authorized 9,000,000 shares                                    72,245                   71,670
  Additional paid-in capital                                    3,496,065                3,472,200
  Retained earnings                                             2,105,173                1,801,715
                                                                5,673,483                5,345,585
  Less 3,221 shares held in treasury at cost                       21,061                   21,061
    TOTAL SHAREHOLDERS'  EQUITY                                 5,652,422                5,324,524


TOTAL LIABILITIES &
  SHAREHOLDERS'  EQUITY                                       $ 8,227,500               $9,172,120

              ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
                            AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                               (Unaudited)



                                                   THREE (3)  MONTHS
                                                6/30/95         6/30/94


NET SALES                                      $2,792,704      $4,397,143

COST OF PRODUCTS SOLD                           1,759,137       2,764,582


GROSS PROFIT                                    1,033,567       1,632,561


OPERATING EXPENSES:
  Selling                                         302,198         373,365
  General & administrative                        265,933         269,336
  Research and development                         75,600         100,503

        TOTAL OPERATING EXPENSES                  643,731         743,204


INCOME  FROM OPERATIONS                           389,836         889,357


OTHER INCOME ( EXPENSES), NET:
  Interest expense                                (33,159)        (21,402)
  Interest income                                  25,307          10,006
  Other                                            23,474           1,296

      TOTAL OTHER  INCOME ( EXPENSE), NET          15,622         (10,100)


  Net income before state and
   federal income taxes                           405,458         879,257

INCOME TAXES:
  Federal                                         102,000         116,000
  State                                                           103,000

    TOTAL INCOME TAXES                            102,000         219,000


NET INCOME                                     $  303,458      $  660,257



COMMON SHARES OUTSTANDING                       4,331,422       4,246,360

NET INCOME PER
 COMMON SHARE OUTSTANDING                        $  .07          $  .15




             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
                                     AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             THREE MONTHS ENDED JUNE 30, 1995
                                        (Unaudited)


                                                               ADDITIONAL
                                         COMMON STOCK            PAID -IN      RETAINED          TREASURY STOCK

                                  SHARES        AMOUNT           CAPITAL       EARNINGS     SHARES    AMOUNT           TOTAL

BALANCE, MARCH 31, 1995            4,300,155      $71,670       $3,472,200      $1,801,715    3,221     ($21,061)     $5,324,524

COMMON STOCK ISSUED UNDER
  STOCK OPTION PLAN                   34,488          575           23,865                                                24,440

NET INCOME FOR THE PERIOD                                                          303,458                               303,458


BALANCE, JUNE 30, 1995             4,334,643      $72,245       $3,496,065      $2,105,173    3,221     ($21,061)     $5,652,422




                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
               ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                (Unaudited)

                                                         THREE (3) MONTHS
                                                     6/30/95      6/30/94


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 303,458    $ 660,257
  Adjustments:
    Depreciation                                        47,505       40,900
    Provision (reduction) for doubtful accounts        (4,000)       12,500
    (Increase) decrease in:
      Accounts Receivable                              352,687    (733,739)
      Inventory                                         92,636    (622,020)
      Prepaid Expenses and Deferred Taxes             (82,562)     (33,504)
      Other Assets                                       (500)
    Increase (decrease) in:
      Accounts Payable                               (366,116)      105,139
      Accrued Expenses                               (105,397)      289,496
      Deposits from Customers                        (136,299)      210,038
      Accrued income taxes                           (749,362)

NET CASH USED IN OPERATING ACTIVITIES                (647,950)     (70,933)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Plant and Equipment                 (128,685)     (81,650)
  Increase in U. S. Treasury Bills                     (9,691)

NET CASH USED IN INVESTING ACTIVITIES                (138,376)     (81,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Reduction) in
    Long-term Debt                                      84,656     (28,129)
    Notes Payable, related parties                                (100,000)
    Stock sold under option plans                       24,440

NET CASH PROVIDED BY (USED IN) FINANCING               109,096    (128,129)
ACTIVITIES


NET DECREASE IN CASH                                 (677,230)    (280,712)

CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR      1,440,080    1,583,929


CASH  AND CASH EQUIVALENTS AT END OF PERIOD            762,850    1,303,217



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period:
    Interest Expense                                 $  43,244    $  24,327
    Income Taxes                                     $ 851,362




              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.






                  ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The financial information presented as of any date other than March 31 has been prepared from the books and records of the Company without audit. Financial information as of March 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Electronics, Missiles & Communications, Inc. Missiles & Communications, Inc. and Subsidiaries' financial position, and the results of their operations and changes in cash flow for the periods presented.

2. The results of operations for the three-month period ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. At June 30, 1995, cash held at a financial institution is in excess of the Federal Deposit Insurance Coverage by $455,520. An additional $197,000 of cash equivalents is invested in U. S. Treasury Bills. All cash on hand, except for $10,000, is in interest-bearing accounts.


4.   INVENTORIES consisted of the following:
                                  JUNE 30,1995          MARCH 31, 1995
                                  (UNAUDITED)

FINISHED GOODS.............          $444,000               $533,000

WORK-IN-PROCESS............        $1,069,000             $1,111,000

RAW MATERIALS..............        $1,814,000             $1,589,000

MANUFACTURED COMPONENTS....          $628,310               $814,946

                                   $3,955,310             $4,047,946


     Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. EARNINGS PER SHARE: Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. At June 30, 1995 and 1994, it was not dilutive.

6. OTHER ASSETS consists of stock received in exchange for an account receivable and organizational costs of a subsidiary (see M D & A for discussion).

7. During 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The balance, which bears interest at 7% payable at maturity, is due December 1996. Security for the note consists of the personal guarantee of an individual. The
     deferred payment and the related   interest income was not recognized
     because of its extended collection period and because there is no reasonable basis to evaluate the likelihood of collection. Revenue will be recognized upon receipt.

8. At March 31, 1995 and June 30, 1995, the Company had outstanding Letters of Credit totaling $184,000 and $119,000.

9. For the three months ended June 30, 1995, the federal tax provision is less than the federal statutory provision because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its foreign sales corporation (FSC) subsidiary.

10.  LITIGATION:
     In prior fiscal years, an individual who was an officer, director and shareholder and the Company were named as defendants in various lawsuits instituted by certain shareholders based on incidents alleged to have occurred in the early-to-mid 1980's. Of these lawsuits, all were either settled or were dismissed with prejudice and the appeal periods have expired.

     On July 7, 1995, one of the prior litigants initiated another claim against the Company and another individual who is a shareholder seeking actual damages of $700,000. In management's opinion, this claim is essentially identical to the original lawsuit. Management, and outside counsel, believe that the lawsuit is without merit and the Company will vigorously defend against the litigant; however, the final outcome can not be predicted at this time. No provision for any liability has been included in the Consolidated Financial Statements.





                  ELECTRONICS, MISSILES & COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF THE FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Sales for the first quarter ended June 30, 1995 were $2,793,000, a decrease of $1,604,000 or 36% from the first quarter ended June 30, 1994. Domestic sales totaled $1,088,000 for the first quarter of fiscal year 1996 compared to $3,511,000 for the same period of fiscal 1995. Export sales increased 92% to $1,705,000 for the first quarter ended June 30, 1995 compared to the first quarter ended June 30, 1994. A single customer, which accounted for 45% of the first quarter sales of fiscal 1995, accounted for 3% of the total sales for the first quarter of fiscal 1996.

Although management believes that its future long-term business will be predominately foreign, individual quarters will fluctuate between domestic and foreign and an individual quarter is not indicative of the total year. Management further believes that the domestic market, including the company's major customer, is showing indications that the demand for the company's product will show an increase in the second quarter of fiscal 1996 and beyond, as compared to the two previous quarters.

Gross profit for the quarter ended June 30, 1995 equaled $1,034,000 (37% to net sales) compared to $1,633,000 (also 37% to net sales) for the first quarter of the prior year. The increase in costs associated with reduced volume was offset by a favorable product mix of 61% foreign shipments (for which prices are generally higher) for the first quarter of fiscal 1996 vis-a-vis 20% foreign shipments in the comparable quarter one year ago. In addition, manufacturing cost reductions, initiated in the fourth quarter of fiscal 1995, reduced manufacturing expenses for the first quarter of fiscal 1996. It must be noted that the gross profit of 37% to net sales for the first quarter of fiscal 1996 compares to 42% for the fiscal year ended March 31, 1995.

Total operating expenses of $644,000 for the quarter ended June 30, 1995 were $99,000 less than the amount of $743,000 for the first quarter ended June 30, 1994, although higher as a percent to net sales of 23.1 for the first quarter of fiscal 1996 compared to 16.9% for the first quarter of fiscal 1995. Selling expense decreased 19%; research and development, 25%; and General and administrative 1% in dollar values for the first quarter ended June 30, 1995 compared to the like period one year ago.

Income from operations for the first quarter of fiscal 1996 was $390,000 compared to $889,000 for the first quarter one year ago.

Interest expense amounted to $33,000 for the quarter compared to $21,000 for the like quarter last year. The primary reason for the increase was the cost of discounting term drafts on a large export receivable. The remainder of the increase was due to an increase in the bank's lending rates in the latter quarter versus the former quarter.

Interest income for the period ended June 30, 1995 increased $15,000 to $25,000 compared to the same period in the previous year due to the increase of cash balances and investments in U. S. treasury bills initiated in September, 1994.

Other income, which included a $20,000 income from the leasing of a capital asset, totaled $23,000 for the first quarter of fiscal 1996 and brought total Other Income (Expense), Net to an income of $16,000 compared to a net expense of $10,000 for the like period one year ago.

Income tax liability was accrued for the first quarter of fiscal 1996 and amounted to $102,000 compared to $219,000 for the comparable quarter a year ago. Federal tax liability for both quarters were less than `expected percent'' due to net operating loss carry forwards and tax credits for fiscal 1995 and reduced taxes for a newly-formed Foreign Sales Corporation (FSC) for the current year's first quarter. There is no state income tax liability for the first quarter of fiscal 1996 since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes.

Net income totaled $303,000, or 7c per share, for the quarter ended June 30, 1995 compared to $660,000, or 15c per share, for the quarter ended June 30, 1994.

The backlog of unsold orders, at June 30, 1995, was $3,246,000 compared to $3,162,000 at March 31, 1995 and $9,225,000 as of June 30, 1994. As stated
previously, management believes that the decline in industry demand that started in December, 1994 due to reduced investment in the domestic MMDS industry has bottomed out and that interest and inquiries, both domestic and export, have accelerated in the last several weeks.

Cash and cash equivalents (consisting of U. S. treasury bills) decreased from $1,440,000 as of March 31, 1994 to $763,000 as of June 30, 1995 due primarily to the payment of federal taxes of $851,000 on June 17, 1995. U. S. treasury bills (with contract dates of more than 90 days) increased $9,000 in the first quarter of fiscal 1996 to $590,000 reflecting earned income for the period.

Accounts receivable, reflecting the reduction of sales volume, decreased $348,000 to $1,319,000 for the period ended June 30, 1995. Included in the balance was a reduction of the allowance for doubtful accounts of $4,000 in the same period due mainly to write-offs against the reserve.

Inventories decreased approximately 2% as of June 30, 1995, compared to March 31, 1995 as purchases have been reduced to balance inventory to industry demand. This reduction of purchases is reflected in the decrease of accounts payable from $632,000 at March 31, 1995 to $266,000 as of June 30, 1995.

Prepaid expenses and deferred taxes increased $82,000 as of June 30, 1995 compared to the beginning of the fiscal year as deposits were required for business insurance and sales shows and expenses for future periods.

Deposits from customers decreased $136,000 from the beginning to end of the period ended June 30, 1995, reflecting the reduction of sales activity.

Payments of officers' and managers' bonuses, accrued at March 31, 1995, was the primary reason for the decrease in accrued expenses by $106,000 as of June 30, 1995.

Current portion of long-term debt increased $50,000, as of June 30, 1995 from March 31, 1995, to $200,000 due to additional borrowings of $115,000 for equipment purchases to be paid over a five-year span.

Property, plant and equipment purchased in the first quarter of fiscal 1996 totaled $129,000. Depreciation expense for the quarter of $48,000 reduced the net increase to $81,000. The majority of capital acquisition for the quarter was for hardware and software for upgrading electronic data processing.

Other assets of $216,000 consists of the Company's investment in common stock in a wireless cable operator at a cost of $212,000 and the remainder is capitalized organizational costs of a newly-formed FSC subsidiary. The market value of the investment in the wireless cable operation at the time of this report is in excess of $295,000.

The Company's current ratio at June 30, 1995 was 4.67, up from 2.86 as of March 31, 1995. The Registrant believes that its working capital funds and financing provided by its banking institution and others will be sufficient to fund its anticipated working capital, net equipment and debt payment requirements for fiscal 1996.

The Company has been provided a line of credit of $975,000 with an interest rate of prime plus 1/%. This source of funding has not been used since December 31, 1993, although there is a restriction of $119,000 as of June 30, 1995 for securing letters of credit for importing inventory items and a stand-by letter of credit.

In December 1992, March 1994 and June 1994, the Board of Directors granted options to officers, directors and key employees to purchase up to 350,000 shares of common stock at option prices ranging from 34c to $3.4375 per share. At the beginning of fiscal 1996, 92,754 shares were exercisable. During the first quarter of fiscal 1996, options for 34,488 shares were exercised which increased common stock issued $575 and additional paid-in capital $24,000 to $72,000 and $3,496,000, respectively. Subsequent to the end of the first quarter of fiscal 1996 and up to the date of this report, an additional 6,611 shares were purchased under these options.

As of June 30, 1995, the Company employed 69 people of which three were part-time employees, a reduction by 20 from employment at March 31, 1995 at 89 (of which 7 were part-time). These lay-offs were in various production departments as the Company maintained staff in the research and development and sales departments to be poised for response to the anticipated increase in product demand. Management believes that the area's labor pool is sufficient to respond to the anticipated increase in market demand.




                          PART II.  OTHER INFORMATION
ITEM 6(B) REPORTS ON FORM 8-KSB

Item 5.   Other Events

          A Form 8-K dated June 6, 1995 was filed with the Securities & Exchange Commission announcing the death of Shirley Chalmers, a member of the Registrant's Board of Directors and its majority shareholder, on June 1, 1995.

Item 5.   Other Events

          A Form 8-K dated June 6, 1995 was filed with the Securities & Exchange Commission to announce the election of Michael J. Leib, on June 2, 1995 by unanimous vote by the Registrant's Board of Directors consisting a quorum, as a member of the Registrant's Board of Directors until the next annual meeting of Stockholders and until his successor is elected and qualified.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        ELECTRONICS, MISSILES &
                                        COMMUNICATIONS, INC.


Date: August 7, 1995                    /s/ JAMES L. DeSTEFANO
                                        JAMES L. DeSTEFANO
                                        President/CEO

Date:  August 7, 1995                   /s/ ALLAN J. HARDING
                                        ALLAN J. HARDING
                                        Vice President-Finance