Form 10-Q
period 1995-09-30
EMCEE BROADCAST PRODUCTS INC
filed 1995-11-13
CIK 32312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     September 30, 1995

Commission file number                             1-6299

                         EMCEE Broadcast Products, Inc.*
             (Exact name of registrant as specified in its charter)

Delaware                                            13-1926296
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

Registrant's telephone number, including area code: 717-443-9575

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [x]                 NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common stock, $ .01-2/3 par value - 4,346,252 shares as of November 8, 1995.

*formerly Electronics, Missiles & Communications, Inc.


                             PART I.  FINANCIAL INFORMATION
                      EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  (formerly Electronics, Missiles & Communications, Inc.)

                                CONSOLIDATED BALANCE SHEETS
                         - SEPTEMBER 30, 1995 and MARCH 31, 1995 -
                                              SEPT 30, 1995     MARCH 31, 1995
                                                Unaudited
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                       $896,369        $1,440,080
   U. S. Treasury Bills                           1,179,251           580,528
   Accounts Receivable, net of allowance
   for doubtful accounts --
      Sept-  $125,000  /  March - $120,000        1,559,097         1,667,495
   Inventories                                    3,739,495         4,047,946
   Prepaid expenses and deferred taxes              758,908           276,047
    TOTAL CURRENT ASSETS                          8,133,120         8,012,096

 NOTE RECEIVABLE                                  2,100,000         2,100,000
 Less Deferred portion                           (2,100,000)       (2,100,000)
                                                          0                 0
 PROPERTY, PLANT & EQUIPMENT:
   Land & Land Improvements                         246,841           246,841
   Building                                         621,215           621,215
   Machinery & equipment                          2,096,965         1,972,808
                                                  2,965,021         2,840,864
   Less accumulated depreciation                  1,975,938         1,896,040
     NET PROPERTY, PLANT & EQUIPMENT                989,083           944,824

 OTHER ASSETS                                       216,700           215,200

 TOTAL ASSETS                                    $9,338,903        $9,172,120


 LIABILITIES & SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Current Portion of Long-Term Debt               $200,000          $150,500
   Accounts Payable                                 577,238           632,052
   Accrued Expenses                                 408,406           415,598
   Deposits from Customers                          939,705           564,203
   Accrued income taxes                             354,638         1,041,000
     TOTAL CURRENT LIABILITIES                    2,479,987         2,803,353

 LONG-TERM DEBT, net of current portion           1,001,829         1,044,243

 SHAREHOLDERS' EQUITY:
   Common stock issued, $.01-2/3 par;
     authorized 9,000,000 shares                     72,527            71,670
   Additional paid-in capital                     3,502,991         3,472,200
   Retained earnings                              2,309,654         1,801,715
                                                  5,885,172         5,345,585
   Less shares held in treasury at cost:
    4,099 shares 9/95;  3,221 shares 3/95            28,085            21,061
     TOTAL SHAREHOLDERS' EQUITY                   5,857,087         5,324,524

 TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                          $9,338,903        $9,172,120
     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                (formerly Electronics, Missiles & Communications, Inc).

                         CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                      (Unaudited)
                                    SIX (6) MONTHS           THREE (3) MONTHS
                                  9/30/95     9/30/94      9/30/95     9/30/94
 NET SALES                       $5,691,551  $9,256,821  $2,898,847 $4,859,678

 COST OF PRODUCTS SOLD            3,518,973   5,696,807   1,759,836  2,932,225

 GROSS PROFIT                     2,172,578   3,560,014   1,139,011  1,927,453

 OPERATING EXPENSES:
   Selling                          713,384     778,744     411,186    405,379
   General & administrative         579,999     569,776     314,066    300,440
   Research and development         197,978     175,024     122,378     74,521
       TOTAL OPERATING EXPENSES   1,491,361   1,523,544     847,630    780,340

 INCOME FROM OPERATIONS             681,217   2,036,470     291,381  1,147,113

 OTHER INCOME (EXPENSES), NET:
   Interest expense                 (82,203)    (58,690)    (49,044)   (37,288)
   Interest income                   43,753      17,659      18,446      7,653
   Other                             30,172       5,204       6,698      3,908
 TOTAL OTHER EXPENSE, NET            (8,278)    (35,827)    (23,900)   (25,727)

 Net income before state and
 federal income taxes               672,939   2,000,643     267,481  1,121,386

 INCOME TAXES:
   Federal                          165,000     278,000      63,000    162,000
   State                                  0     220,000           0    117,000
 TOTAL INCOME TAXES                 165,000     498,000      63,000    279,000

 NET INCOME                        $507,939  $1,502,643    $204,481   $842,386


 COMMON SHARES OUTSTANDING        4,426,411   4,367,419   4,413,564  4,376,679

 NET INCOME PER
 COMMON SHARE OUTSTANDING           $0.12       $0.34        $0.05      $0.19

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     (formerly Electronics, Missiles & Communications, Inc.)

                                  CONSOLIDATED STATEMENT OF CASH FLOW
                           SIX (6) MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                           (Unaudited)

                                                             SIX (6) MONTHS
                                                        9/30/95       9/30/94
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $507,939    $1,502,643
   Adjustments:
     Depreciation                                         95,010        85,780
     Provision for doubtful accounts                       5,000        31,500
     (Increase) decrease in:
       Accounts Receivable                               103,398      (687,257)
       Inventory                                         308,451    (1,304,463)
       Prepaid Expenses and Deferred Taxes              (482,861)      (31,568)
       Other Assets                                       (1,500)            0
     Increase (decrease) in:
       Accounts Payable                                  (54,814)      320,440
       Accrued Expenses                                   (7,192)      132,242
       Deposits from Customers                           375,502      (190,419)
       Accrued income taxes                             (686,362)      522,000
 NET CASH PROVIDED BY OPERATING ACTIVITIES               162,571       380,898

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Plant and Equipment                   (139,269)     (204,318)
   Increase in U. S. Treasury Bills                     (598,723)            0
 NET CASH USED IN INVESTING ACTIVITIES                  (737,992)     (204,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Reduction) in
     Long-term Debt:
       New borrowings                                   115,000        150,000
       Payments                                        (107,914)       (92,469)
     Notes Payable, related parties                           0       (150,000)
     Stock sold under option plans                       31,648              0
     Purchase of company stock                           (7,024)       (13,608)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      31,710       (106,077)

NET INCREASE (DECREASE) IN CASH                        (543,711)        70,503

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        1,440,080      1,583,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $896,369     $1,654,432


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:
     Interest Expense                                   $77,591        $58,288
     Income Taxes                                    $1,233,280         $7,700


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                (formerly Electronics, Missiles & Communications, Inc.)

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           SIX MONTHS ENDED SEPTEMBER 30, 1995
                                       (Unaudited)

                                              ADDITIONAL
                           COMMON STOCK        PAID-IN      RETAINED   TREASURY STOCK
                           SHARES    AMOUNT    CAPITAL      EARNINGS   SHARES   AMOUNT     TOTAL
BALANCE-MARCH 31, 1995     4,300,155  $71,670  $3,472,200   1,801,715   3,221  ($21,061)  $5,324,524

COMMON STOCK ISSUED UNDER
STOCK OPTION PLAN             51,410      857      30,791                                     31,648

TREASURY STOCK PURCHASED                                                   878  (7,024)       (7,024)

NET INCOME FOR THE PERIOD                                      507,939                       507,939

BALANCE-SEPTEMBER 30, 1995  4,351,565 $72,527  $3,502,991   $2,309,654   4,099 ($28,085   $5,857,087

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                   (formerly Electronics, Missiles & Communications, Inc.)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information presented as of any date other than March 31, has been prepared from the books and records of the Company without audit. Financial information as of March 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly EMCEE Broadcast Products, Inc. and Subsidiaries' financial position, and the results of their operations and changes in cash flow for the periods presented.

2. The results of operations for the three-month and six-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. At September 30, 1995, cash held at a financial institution is in excess of the Federal Deposit Insurance Coverage by $425,081. An additional $197,000 of cash equivalents is invested in U.S. Treasury Bills. All cash on hand, except for $34,000, is in interest-bearing accounts.

4.    INVENTORIES consisted of the following:

                                            Sept 30, 1995     March 31, 1995
                                             (UNAUDITED)

        FINISHED GOODS.............           $501,000           $533,000
        WORK-IN-PROCESS............         $1,008,000         $1,111,000
        RAW MATERIALS..............         $1,744,000         $1,589,000
        MANUFACTURED COMPONENTS....           $486,495           $814,946
                                            $3,739,495         $4,047,946

      Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. EARNINGS PER SHARE. Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. At September 30, 1995 and 1994, it was not dilutive.

6. OTHER ASSETS consists of stock received in exchange for an account receivable and organizational costs of a subsidiary (see MD&A for discussion).

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

8. At March 31, 1995, the Company had outstanding Letters of Credit totaling $184,000 and $119,000. All obligations under the Letters of Credit were satisfied as of September 30, 1995.

9. For the three months ended September 30, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its foreign sales corporation (FSC) subsidiary.

10.   LITIGATION
      In prior years, an individual who was an officer, director and shareholder and the Company were named as defendants in various lawsuits instituted by certain shareholders based on incidents alleged to have occurred in the early-to-mid 1980's. Of these lawsuits, all were either settled or dismissed with prejudice and the appeal periods have expired.

      On July 7, 1995, one of the prior litigants initiated another claim against the Company and another individual who is a shareholder seeking actual damages of $700,000. In September 1995, a judge in the Circuit Court of Cook County, Illinois ruled in favor of the Registrant. The Company has no knowledge that the litigant will re-file or file new charges against the Company. No provision for any liability has been included in the consolidated financial statements.


                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             (formerly Electronics, Missiles & Communications, Inc.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF THE FINANCIAL CONDITION

Sales of $2,899,000 for the second quarter of fiscal 1996 (ended September 30, 1995) were $106,000 over the previous quarter and brought sales for the first half of fiscal year 1996 to $5,692,000, a decrease of $3,565,000 or 39% compared to the first half of fiscal year 1995. Domestic sales for the six-month period totaled $2,970,000 (or 52% of total sales) compared to $5,554,000 for the same period one year ago. Export sales for the six-month period were $2,722,000 compared to $3,703,000 sales for the first two quarters ended September 30, 1994. A single customer, accounting for 38% of sales in the first six months of fiscal year 1995, also accounted for 15% of the reduced sales for the first six months of fiscal year 1996.

Management believes that the reduction of product demand (especially domestic) that started in the third quarter of fiscal year 1995 has abated and indications of stronger demand for the registrant's products in the Multichannel Multipoint Distribution Service (MMDS or "wireless cable") segment are apparent.

Gross profit for the six months ended September 30, 1995 totaled $2,173,000, or a reduction of 39% from the amount of $3,560,000 for the first six months one year ago. Gross margin as a percent-to-sales decreased slightly in the current six-month period to 38.2% from 38.4% for the first six months of the prior year. An increase in the sales product mix of 48% export (for which prices are generally higher) in the current six month period compared to 40% for the prior fiscal year's first half almost offset additional manufacturing expenses related to the decrease in sales volume. It must be stated that gross profit for the full 1995 fiscal year, aided by higher volume, was 42%.

Total operating expenses of $848,000 for the second quarter of fiscal year
1996 increased these expenses for the first two quarters to $1,491,000 compared to $1,524,000 for the first two quarters ended September 30, 1995. Although these expenses were reduced in dollar amounts, the total increased as a percent-to-sales from 16% at September 30, 1994 to 26% at September 30, 1995.

Selling expenses were reduced due to volume sensitive costs such as commissions and reduction of rental costs incurred last year when a leased facility (started in April 1994) was discontinued later in fiscal year 1995. General and administrative expense increased both in dollar amount ($10,000) and as a percent-to-sales due to increased expenses for the upgrade of hardware and software for the data processing systems and an increase in legal expenses associated with changing the name of the corporation and other on-going legal matters.

It is management's intention to maintain operating expenses at or above the present level, especially in the advertising, sales promotion and R&D areas in order to keep the corporation in the forefront for the expected increase in the demand for transmitters in the MMDS industry.

Income from operations for the six month period ended September 30, 1995 was $681,000 compared to $2,036,000 for the like period one year ago.

Interest expense for the six month period ended September 30, 1995 totaled $82,000 compared to $59,000 for the first six months ended September 30, 1994. The increased expense for the current fiscal year was due to expense for a large export receivable on a term letter of credit discounted.

Interest income, aided by an increase in down payments which are invested in
U. S. Treasury bills, totaled $44,000 for the first six months ended September 30, 1995 versus $18,000 for the first six months ended September 30, 1994.

Other income for fiscal year 1996 of $30,000 included an amount of approximately $24,000 from the leasing of a capital asset compared to a total other income of $5,000 for the same period of fiscal 1995.

Income tax liability was accrued for the first half of fiscal year 1996 in the amount of $165,000 compared to $498,000 for the first half of fiscal year 1995. Federal tax liability for both periods was less than the "expected percent" due to net operating loss carry forwards and tax credits for fiscal year 1995 and reduced taxes for a newly-formed Foreign Sales Corporation (FSC) for the current fiscal period. There is no state income tax liability for the first half of fiscal year 1996 since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes.

Net income was $508,000 - or 12 cents per share - for the first two quarters of the fiscal year ending March 31,1996 compared to $1,503,000 - or 34 cents per share - for the first two quarters of the fiscal year ended March 31, 1995.

The backlog of unsold orders at September 30, 1995 was $3,793,000 compared to $3,162,000 at March 31, 1995 and $7,566,000 at September 30, 1994. An
additional amount of $2,100,000 of new orders for shipment through January 1996 has been received by the Registrant in October 1995 solidifying management's belief in the increase in demand of the MMDS industry for the remainder of fiscal 1996 and beyond.

Cash and cash equivalents decreased as of September 30, 1995 compared to March 31, 1995 as $600,000 was invested in U.S. Treasury bills. This investment was possible due to: an increase in deposits from customers from $564,000 to $940,000; a decrease of accounts receivable from $1,667,000 to $1,559,000 and a decline in inventories from $4,048,000 to $3,739,000 as of September 30, 1995 from March 31, 1995.

Payments of state and federal income taxes during the first and second quarters of fiscal year 1996 totaled $1,233,000, which reduced accrued income tax liability from $1,041,000 as of March 31, 1995 to $354,000 at September 30, 1995 and increased prepaid expenses and deferred taxes to $759,000 from $276,000 for the same periods.

The current portion and deferred long-term debt totaled $1,202,000 as of September 30, 1995 compared to $1,195,000 as of March 31, 1995. Additional borrowings of $115,000 for equipment purchases to be paid off over a five-year term was almost offset by principal payments of $108,000 on long-term loans including a $50,000 accelerated payment to a local municipal authority.

Additions to property, plant and equipment totaled $139,000 for the six month period ended September 30, 1995. Depreciation charges of $95,000 for the same period resulted in a net increase of $44,000 for Net Property, Plant and Equipment as of September 30, 1995 compared to March 31, 1995.

Other Assets of $217,000 as of September 30, 1995 increased $1,500 from the beginning of the current fiscal. Of this amount, $212,000 represents the Company's investment in a wireless cable operator which has a market value in excess of $400,000. The remaining amount is organization costs associated with new subsidiaries formed by the Corporation.

The primary lending institution used by the company has renewed and increased the Registrant's line of credit to $1,000,000 from $975,000 of which $200,000 is reserved to secure letters of credit for importing inventory items and for stand-by letters of credit. This source of funding has not been utilized since December, 1993. The primary lending institution has also reduced the company's interest rates, effective October 26, 1995, to one-half percent under prime rate for the line of credit and reduced other lending rates to prime plus one-quarter percent for equipment loans and prime plus three-eighths percent for mortgage-based loans.

The Company believes that its working capital fundings (including deposits on sales orders) and financing provided by its primary lending institution and others will be sufficient to fund its anticipated working capital, new equipment and debt payment requirements for fiscal year 1996.

In December 1992, March 1994 and June 1994, the Board of Directors granted options to officers, directors and key employees to purchase up to 350,000 shares of common stock at option prices ranging from thirty-four cents to $3.4375 per share. At the beginning of fiscal 1996, 92,754 shares were exercisable. During the first half of fiscal year 1996, options for 51,410 shares were exercised which increased common stock issued by $857 and additional paid-in capital by $31,000.

The Company sponsors an ESOP plan in which the company will purchase stock issued to employees from the plan upon termination of employment. Eight hundred seventy-eight (878) shares were purchased and held as treasury stock during the first six months ended September 30, 1995 at a cost of $7,024. An additional 1,214 shares were purchased, at a cost of $8,650, between September 30, 1995 and the date of this report.

Total employment, including five part-time employees, amounted to 78 as of September 30, 1995 compared to 89 as of March 31, 1995 and the company's recent high of 95 at December 31, 1994. Total employment increased to 81 as of the date of this report due to the actual and anticipated growth of product demand.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In prior years, an individual who was an officer, director and shareholder and the Company were named as defendants in various lawsuits instituted by certain shareholders based on incidents alleged to have occurred in the early-to-mid 1980's. Of these lawsuits, all were either settled or were dismissed with prejudice and the appeal periods have expired.

On July 7, 1995, one of the prior litigants initiated another claim against the Company and another individual who is a shareholder seeking actual damages of $700,000. In September 1995, the presiding judge in the Circuit Court of Cook County, Illinois ruled in favor of the Company to dismiss plaintiff's complaint with prejudice. It is unknown at this time whether an appeal will be taken.

ITEM 6.   REPORTS ON FORM 8-KSB

A Form 8-K dated September 8, 1995 was filed with the Securities & Exchange Commission to announce shareholder approval at its Annual Meeting, by majority vote a quorum being present, to change the Registrant's name to EMCEE Broadcast Products, Inc. and the acquiring of a new CUSIP number which is 268650-10-8.



                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           EMCEE BROADCAST PRODUCTS, INC.



Date: November 8, 1995                    /s/ JAMES L. DeSTEFANO
                                              JAMES L. DeSTEFANO
                                              President/CEO


Date: November 8, 1995                   /s/ ALLAN J. HARDING
                                             ALLAN J. HARDING
                                             Vice President-Finance