Form 10-Q
period 1995-12-31
EMCEE BROADCAST PRODUCTS INC
filed 1996-02-08
CIK 32312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                              December 31, 1995

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

      Common stock, $ .01-2/3 par value - 4,351,390 shares as of February 12, 1996.






*formerly Electronics, Missiles & Communications, Inc.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             (formerly ELECTRONICS, MISSILES & COMMUNICATIONS, INC.)


                                    I N D E X

              PAGE(S)
PART I.  FINANCIAL INFORMATION:

    CONSOLIDATED BALANCE SHEETS -
         December 31, 1995 and March 31, 1995 . . . . . . . . . . .    3

   CONSOLIDATED STATEMENTS OF INCOME  -
         NINE months and three months ended
         December 31, 1995 and 1994 . . . . . . . . . . . . . . . .    4

   CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Nine months ended December 31, 1995 . . . . . . . . . . .    5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine months ended December 31, 1995 and 1994  . . . . . .    6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .    7 - 8

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . .   9 - 11


PART II.  OTHER INFORMATION:

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB  . . . . . . . . . .    12

   SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .    12


       NOTE:  Any questions concerning this report should be addressed to
                     Mr. Allan J. Harding, Vice President-Finance.


                           PART I.  FINANCIAL INFORMATION

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

          (formerly Electronics, Missiles & Communications, Inc.)

                        CONSOLIDATED BALANCE SHEETS
                  - DECEMBER 31, 1995 and MARCH 31, 1995 -


                                              DEC 31,
                                                1995       MARCH 31, 1995
                                             Unaudited

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $317,833        $1,440,080
  U. S. Treasury Bills                         1,567,220           580,528

  Accounts Receivable, net of allowance
     for doubtful accounts --
     Dec -  $128,000  /  March - $120,000      1,753,951         1,667,495
  Note Receivable                              2,100,000

  Less Deferred Portion                      (2,100,000)
                                                       0
  Inventories                                  4,017,433         4,047,946
  Prepaid expenses and deferred taxes            841,315           276,047

   TOTAL CURRENT ASSETS                        8,497,752         8,012,096

NOTE RECEIVABLE                                                  2,100,000
Less Deferred portion                                          (2,100,000)

                                                                         0

PROPERTY, PLANT & EQUIPMENT:
  Land & Land Improvements                       246,841           246,841

  Building                                       621,215           621,215
  Machinery & equipment                        2,108,564         1,972,808
                                               2,976,620         2,840,864
  Less accumulated depreciation                2,023,443         1,896,040

    NET PROPERTY, PLANT & EQUIPMENT              953,177           944,824
OTHER ASSETS                                     215,700           215,200

TOTAL ASSETS                                  $9,666,629        $9,172,120


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Current Portion of Long-Term Debt             $200,000          $150,500
  Accounts Payable                               820,456           632,052
  Accrued Expenses                               363,839           415,598
  Deposits from Customers                        554,711           564,203
  Accrued income taxes                           469,638         1,041,000

    TOTAL CURRENT LIABILITIES                  2,408,644         2,803,353

LONG-TERM DEBT, net of current portion           969,871         1,044,243


OTHER LIABILITIES                                 37,827

SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;

    authorized 9,000,000 shares                   72,563            71,670
  Additional paid-in capital                   3,503,703         3,472,200
  Retained earnings                            2,710,756         1,801,715
                                               6,287,022         5,345,585

  Less shares held in treasury at cost:
5,313 shares Dec. 95;  3,221 shares Mar. 95       36,735            21,061
    TOTAL SHAREHOLDERS' EQUITY                 6,250,287         5,324,524


TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY                        $9,666,629        $9,172,120


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                                   (formerly Electronics, Missiles & Communications, Inc.)


                                              CONSOLIDATED STATEMENTS OF INCOME
                                NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                                         (Unaudited)


                                                               NINE(9) MONTHS                        THREE (3)  MONTHS
                                                         12/31/95             12/31/94           12/31/95           12/31/94

 NET SALES                                              $9,523,529         $13,667,177        $3,831,978          $4,410,356

 COST OF PRODUCTS SOLD                                   5,978,048           8,175,851         2,459,075           2,479,044


 GROSS PROFIT                                            3,545,481           5,491,326         1,372,903           1,931,312

 OPERATING EXPENSES:
   Selling                                               1,094,625           1,123,564           381,241             344,820

   General & administrative                                897,969             854,716           317,970             284,940
   Research and development                                340,112             271,593           142,134              96,569
       TOTAL OPERATING EXPENSES                          2,332,706           2,249,873           841,345             726,329


 INCOME  FROM OPERATIONS                                 1,212,775           3,241,453           531,558           1,204,983

 OTHER INCOME (EXPENSE), NET:
   Interest expense                                      (112,094)            (87,109)          (29,891)            (28,419)

   Interest income                                          73,266              36,736            29,513              19,077
   Other                                                    15,094              18,880          (15,078)              13,676
 TOTAL OTHER EXPENSE, NET                                 (23,734)            (31,493)          (15,456)               4,334


 Net income before federal and
 state income taxes                                      1,189,041           3,209,960           516,102           1,209,317

 INCOME TAXES:

   Federal                                                 280,000             450,000           115,000             172,000
   State                                                                       344,000                               124,000
        TOTAL INCOME TAXES                                 280,000             794,000           115,000             296,000


 NET INCOME                                               $909,041          $2,415,960          $401,102            $913,317

 COMMON SHARES OUTSTANDING                               4,394,930           4,452,419         4,406,594           4,494,810


 NET INCOME PER
 COMMON SHARE OUTSTANDING                                    $0.21               $0.54             $0.09               $0.20



                                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                                      (formerly Electronics, Missiles & Communications, Inc.)

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                NINE MONTHS ENDED DECEMBER 31, 1995
                                                            (Unaudited)


                                                             ADDITIONAL
                                         COMMON STOCK          PAID-IN       RETAINED          TREASURY STOCK
                                  SHARES        AMOUNT          CAPITAL      EARNINGS     SHARES      AMOUNT             TOTAL

 BALANCE -  MARCH 31, 1995         4,300,155      $71,670    $3,472,200     $1,801,715        3,221     ($21,061)      $5,324,524

 COMMON STOCK ISSUED UNDER
   STOCK OPTION PLAN                  53,610          893        31,503                                                    32,396


 TREASURY STOCK PURCHASED                                                                     2,092      (15,674)        (15,674)

 NET INCOME FOR THE PERIOD                                                     909,041                                    909,041
 BALANCE -  DECEMBER 31, 1995      4,353,765      $72,563    $3,503,703     $2,710,756        5,313     ($36,735)      $6,250,287




                                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    (formerly Electronics, Missiles & Communications, Inc.)


                             CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE (9) MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                          (Unaudited)


                                                                       NINE (9) MONTHS
                                                                 12/31/95          12/31/94
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $909,041         $2,415,960
  Adjustments:
    Depreciation                                                     142,515            115,953
    Provision for doubtful accounts                                    8,000             41,100

    (Increase) decrease in:
      Accounts receivable                                           (94,456)          (565,544)
      Inventory                                                       30,513          (759,623)
      Prepaid expenses and deferred taxes                          (565,268)           (15,284)

      Other assets                                                     (500)
    Increase (decrease) in:
      Accounts payable                                               188,404          (349,742)
      Accrued expenses                                              (51,759)            151,581
      Deposits from customers                                        (9,492)          (787,581)

      Accrued income taxes                                         (571,362)            818,000
      Other liabilities                                               37,827
NET CASH PROVIDED BY OPERATING ACTIVITIES                             23,463          1,064,820


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of  property,  plant and equipment                   (150,868)          (286,948)
  Increase in U. S. Treasury Bills                                 (986,692)
NET CASH USED IN INVESTING ACTIVITIES                            (1,137,560)          (286,948)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Reduction) in
    Long-term Debt:

      New borrowings                                                 115,000            150,000
      Payments                                                     (139,872)          (116,411)
    Notes payable, related parties                                                    (150,000)
    Stock sold under option plans                                     32,396             14,191
    Purchase of company stock                                       (15,674)           (17,128)

NET CASH USED IN
FINANCING ACTIVITIES                                                 (8,150)          (119,348)


NET INCREASE (DECREASE) IN CASH                                  (1,122,247)            658,524

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,440,080          1,583,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $317,833         $2,242,453


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest Expense                                                  96,134            $75,676
    Income Taxes                                                   1,353,280             $8,888


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

2. The results of operations for the three-month and nine-month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. At December 31,1995, cash held at a financial institution is in excess of the Federal Deposit Insurance Coverage by $4,116. An additional $198,000 of cash equivalents is invested in U.S. Treasury Bills.

4.    INVENTORIES consisted of the following:

                                                         Dec 31, 1995       March 31, 1995

                                                           (UNAUDITED)
                  FINISHED GOODS.............                 $591,000             $533,000

                  WORK-IN-PROCESS............                 $897,000           $1,111,000
                  RAW MATERIALS..............               $1,981,000           $1,589,000

                  MANUFACTURED COMPONENTS....                 $548,433             $814,946

                                                            $4,017,433           $4,047,946

      Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. EARNINGS PER SHARE. Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. At December 31, 1994 and December 31, 1995 it was not material.

6. OTHER ASSETS consists of stock received in exchange for an account receivable and organizational costs of a subsidiary (see MD&A for discussion).

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

8. Other liabilities consist of deferred payment portion of a capital asset purchased in fiscal 1996.

9. At March 31, 1995, the Company had outstanding Letters of Credit totaling $184,000 and $119,000. All obligations under the Letters of Credit were satisfied as of December 31, 1995.

10. For the nine months ended December 31,1995 the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its foreign sales corporation (FSC) subsidiary.

11.   LITIGATION

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


                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             (formerly Electronics, Missiles & Communications, Inc.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF THE FINANCIAL CONDITION

Net sales of $3,832,000 for the third quarter of fiscal 1996 (ended December 31, 1995) showed an increase of $933,000 (32%) over the previous quarter and brought sales for the first nine months of fiscal year 1996 to $9,524,000 or 70% of the total of $13,667,000 for the first nine months of fiscal 1995.
Export shipments were $2,224,000 (58% of total sales) for the quarter and $4,946,000 (52%) for the nine months ended December 31, 1995 compared to $3,019,000 (69% of total sales) and $6,323,000 (46% of total sales) for the quarter and first nine months, respectively, for fiscal 1995. The high export sales for the third quarter one year ago was unusual as export orders for the entire year ended March 31, 1995 equaled 42%. Management believes that the high export sales for the quarter is an indication of the strength of international demand for the registrants products in the Multichannel Multipoint Distribution Service (MMDS or "wireless cable") industry.

Gross profit for the nine months ended December 31, 1995 totaled $3,545,000 compared to $5,491,000 for the same period for the prior year. The reduction of gross profit percent from 40.2% for the first nine months of fiscal 1995 to 37.2% for the first nine months of fiscal 1996 was due to reduction in sales volume and the higher content of O.E.M (original equipment manufactured by others) of 23% of total sales for fiscal 1996 compared to 15% for (the first nine months) 1995. These items carry less of a mark-up than EMCEE manufactured products.

Total operating expenses amounted to $841,000 for the quarter ended December 31, 1995 compared to $726,000 for the quarter ended December 31, 1994. Total operating expenses for the nine months ended December 31, 1995 totaled $2,333,000 compared to $2,250,000 for the same period one year ago. While selling expense was less in fiscal 1996 compared to fiscal 1995 due to volume sensitive costs such as commissions, other categories showed increases in expenditures, especially research and development which, at $340,000 for the nine month period of fiscal 1996 exceeded the same period of fiscal 1995 by 25%. Management believes that these expenses are necessary to maintain the Company's presence in this high technology market and to react quickly to the renewed demand, especially worldwide, that management believes is imminent.

Income from operations for the quarter ended December 31, 1995 was $532,000 and increased the year to date amount to $1,213,000 compared to $1,205,000 and $3,241,000 for the quarter and nine months ended December 31, 1994.

Interest expense for the nine month period ended December 31, 1995 amounted to $112,000 compared to $87,000 for the same period one year ago due to expense for a large export receivable on a term letter of credit discounted, and higher expense on interest tied to prime (see further discussions in the paragraph describing the prime lending institution).


Interest income, aided by cash infusions from profits and invested in U.S. Treasury Bills, increased from $37,000 for the first three quarters ended December 31, 1994 to $73,000 for the three quarters ended December 31, 1995.

Other expenses totaled $15,000 for the year to date for fiscal 1996 compared to $19,000 for the same period for fiscal 1995.

The estimated income tax liability was accrued at $280,000 for the first nine months ended December 31, 1995 compared to $794,000 for the first nine months of the prior year due primarily to the reduced pre-tax income and no state income tax liability for the nine months ended December 31, 1995. Federal tax liability was less than the "expected percent" due to the net operating loss carry forward and tax credits for fiscal year 1995 and formation of a Foreign Sales Corporation (FSC) on March 27, 1995 for the fiscal year 1996. There is no state income tax liability for the nine months ended December 31, 1995 since all profitable companies in the consolidated group are domiciled in states which do not impose income taxes.

The backlog of unsold orders was $2,473,000 as of December 31, 1995 compared to $3,793,000 at September 30, 1995 and $3,162,000 at March 31, 1995. The Company
booked $2,259,000 of new orders in January 1996 which included a contract of approximately $1,700,000 of EMCEE transmitters and associated hardware for a twenty seven (27) city MMDS system in a foreign market. On February 7th, 1996 the company announced that a contract has been signed for supplying transmitters and O.E.M. equipment for a forty (40) city MMDS system in the international market for approximately $10,000,000. This contract, which will provide the registrant with a strong core business for approximately eighteen months, is a confirmation of the strong demand for new orders in the MMDS market, especially the foreign market.

Positive cash flow from operations for the nine months ended December 31, 1995 was generated by net income of $909,000, depreciation of $143,000, and increases in accounts payable of $188,000 and other of $76,000 for a total of $1,316,000. In addition, the cash balance of $1,440,000 as of March 31, 1995 was reduced by $1,122,000 and new long term borrowings totaled $115,000. These funds were used to pay federal and state income taxes (both due and pre-payments) of $1,353,000, $986,000 was transferred to a U.S. Treasury Bills investment account, and $151,000 was used for capital equipment.

Inventories totaled $4,017,000 as of December 31, 1995, approximately the same as the March 31, 1995 balance of $4,048,000.

Other assets as of December 31, 1995 totaled $215,700 compared to $215,200 at March 31, 1995. Of these amounts, $212,000 represented the registrants investment in a wireless cable operator which has a market value in excess of $350,000.

The primary lending institution used by Company has agreed to increase the registrants line of credit to $2,000,000 with a reduced interest rate of one-half percent under prime rate. This source of funding has not been utilized since December, 1993. This financial institution has also agreed to reduce the lending rates for long term loans to prime plus one-quarter percent for equipment loans and prime plus three-eighths percent for mortgage based loans. The agreements for these loans will be finalized by February 29, 1996 and will be retroactive to October 26, 1995.

The Company believes that its working capital fundings (including deposits on orders) and financing provided by its primary lending institution and others will be sufficient to fund its anticipated working capital, new equipment and debt payment requirements for fiscal year 1996 and fiscal 1997.

In December 1992, March 1994 and June 1994, the Board of Directors granted options to officers, directors and key employees to purchase up to 350,000 shares of common stock at option prices ranging from thirty-four cents to $3.4375 per share. At the beginning of fiscal 1996, 92,754 shares were exercisable. During the first nine months of fiscal year 1996, options for 53,610 shares were exercised which increased common stock issued by $893 and additional paid-in capital by $31,503. Subsequent to the end of the third quarter and up to the date of this report, an additional 4,950 shares of common stock was issued under these options for a total proceeds amount of $13,293.

The Company sponsors an ESOP plan in which the Company will purchase stock issued to employees from the plan upon termination of employment. Two thousand ninety-two (2,092) shares were purchased and held as treasury stock during the first nine months ended December 31, 1995 at a cost of $15,674. An additional 2,012 shares were purchased, at a cost of $15,329, between December 31, 1995 and the date of this report.

Total employment, including eight part-time employees, amounted to 88 as of December 31, 1995 compared to 89 as of March 31, 1995 and the Company's recent high of 95 at December 31, 1994. The Company anticipates total employment, including part-time employees, will approach 100 by the fiscal 1996 year end of March 31.

                           PART II.  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

In prior years an individual who was an officer, director and shareholder and the Company were named as defendants in various lawsuits instituted by certain shareholders based on incidents alleged to have occurred in the early-to-mid 1980's. Of these lawsuits, all were either settled or were dismissed with prejudice and the appeal periods have expired.

On July 7, 1995, one of the prior litigants initiated another claim against the Company and another individual who is a shareholder seeking actual damages of $700,000. In September 1995, the presiding judge in the Circuit Court of Cook County, Illinois ruled in favor of the Company to dismiss plaintiff's complaint with prejudice. It is unknown at this time whether an appeal will be taken.

ITEM 6      REPORTS ON FORM 8-KSB

A Form 8-K dated November 22, 1995 was filed with the Securities & Exchange Commission to announce the election of Richard J. Nardone, on November 13, 1995, by unanimous vote, by the Registrants' Board of Directors consisting of a quorum, as a member of the Registrants' Board of Directors until the next annual meeting of stockholders and until his successor is elected and qualified.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                EMCEE BROADCAST PRODUCTS, INC.



DATE: February 8, 1996                          /s/ JAMES L. DeSTEFANO
                                                JAMES L. DeSTEFANO
                                                President/CEO


Date: February 8, 1996                          /s/ ALLAN J. HARDING
                                                ALLAN J. HARDING
                                                Vice President-Finance