Form 10KSB
EMCEE BROADCAST PRODUCTS INC
filed 1996-06-27
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM-10KSB
                                 ----------


(Mark One)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended March 31, 1996
                                    --------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from     to

                       Commission file number 16299

                       EMCEE BROADCAST PRODUCTS, INC.
              (Name of small business issuer in its charter)
              ----------------------------------------------

          DELAWARE                       131926296
- -------------------------------    -----------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    Number)

SUSQUEHANNA STREET EXTENSION,
WEST, PO BOX 68, WHITE HAVEN, PA             18661-0068
- -------------------------------    -----------------------------
(Address of principal executive               (Zip Code)
 offices)
Issuer's telephone number: (717) 4439575

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:             Name of each exchange on which
                                              registered:

        Common                   NASDAQ National Market
        -------                  ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                               None
                         ----------------
                         (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                         Yes   X    No
                                             ----     ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. X
                             ---
State issuer's revenues for its most recent fiscal year.
$14,292,562.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $27,396,719, computed by reference to the closing bid price of the stock at June 26, 1996. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                  OUTSTANDING AT JUNE 27,
1996
- ------------------------------------   --------------------------
Common stock, par value $.012/3 per sh.         4,152,757

                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------
       Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 1996.

Transitional Small Business Disclosure Format (Check One)

                              Yes      ;  No   X  .
                                  -----      -----

                  EMCEE BROADCAST PRODUCTS, INC.
                            FORM 10KSB
                FISCAL YEAR ENDED MARCH 31, 1996

                        TABLE OF CONTENTS

PART I.
- --------

ITEM 1.   DESCRIPTION OF BUSINESS

ITEM 2.   DESCRIPTION OF PROPERTY

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

PART II.
- --------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION

ITEM 7.   FINANCIAL STATEMENTS

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

PART III.
- ---------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

          SIGNATURES

                                PART I
                                ------
ITEM 1.  DESCRIPTION OF BUSINESS
- --------------------------------
     The Registrant (sometimes alternatively referred to in this report as the "Company") is a corporation, organized and existing under the laws of the State of Delaware, having been incorporated in 1960.

     The Registrant is engaged principally in the manufacture and sale of Multichannel Multipoint Distribution Service ("MMDS") microwave transmitters and related equipment for the wireless cable industry and low power television ("LPTV") transmitters and related equipment for the television broadcast industry. These principal products are distributed primarily through the Registrant's sales staff and independent representatives, with most sales occurring in the commercial, educational and private television system markets. The Registrant also provides all services relative to the design, procurement and installation of television broadcast stations, with the exception of licensing submissions.

     For more than the past three years, the Company's primary sales and marketing focus has been on the wireless cable industry. While the Company was also involved in the manufacture and sale of products to the LPTV market during the same period of time, LPTV product sales have been overwhelmingly subordinate to the Company's MMDS products. The Company anticipates that its MMDS sales will continue to dominate in both domestic and foreign markets.

     At March 31, 1996, the Registrant employed 92 people, of whom 83 were full time employees.

     The Registrant has a variety of raw material sources available to conduct its present business. However, substantial periods of lead time for delivery are sometimes experienced by the Registrant, making it necessary to inventory varied quantities of materials.

    Significant portions of the Registrant's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition, the timing of these contracts relate to economic and regulatory developments over which the Registrant has little or no control.

   In fiscal year 1996, purchases by three MMDS customers constituted, in the aggregate, $5,896,080, or approximately 41.3% of the Company's net sales. Although these purchases were significant in both amount and as a percentage of sales, the Company's management believes that the loss of the contract the Company has with only one of these customers would have a material adverse impact on the Company. That customer, which contributed approximately 7.2% to the Company's net sales during fiscal year 1996, represents approximately 80% of the Company's current backlog.

     The Registrant's principal suppliers are Andrew Corporation,
Fujitsu Compound Semiconductor, Inc., and Microwave Filter
Company, Inc.

     Substantially all of the Registrant's domestic products must receive Federal Communications Commission (FCC) approval prior to being marketed and sold. During fiscal year 1996, the Registrant developed a mobile, "frequency agile" (can be tuned to any available channel immediately) VHS transmitter, known as the TTV 1000 EG Agile model. Since this transmitter was developed specifically for use by the United States military, no FCC approval was required. In addition, during fiscal year 1996, the Company developed an "F" model LPTV transmitter. The 20watt version was approved by the FCC during fiscal year 1996, and such approval of the 100watt, 200watt and 1kilowatt versions is pending at the present time.

    The amount of money spent on the Registrant's research and development activities in fiscal years 1995 and 1996 was, respectively, $365,620 and $460,884. It is also relevant to note that $33,000 of the sum that the Registrant expended on research and development in fiscal year 1996 was devoted to its research and development activities with the informal alliance of noncompeting companies discussed in Item 6, Part II, of this report.

      Although demand for product, especially in the MMDS industry, continues to be relatively strong, competitive conditions in the Registrant's industry also continue to be intense. Nevertheless, in the field of MMDS, the Registrant occupies a strong position among its competitors.

    In the Registrant's opinion, the primary methods of competition in its industry are product pricing, the ready availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.

     While FCC regulations, as promulgated or amended from time to time, can have an effect on the demand for the Registrant's domestic products, the Registrant does not presently know of any existing governmental regulation and does not anticipate any probable governmental regulation which would have a material effect on its business. However, the Registrant does anticipate FCC regulation of digital and compression technology, which is described below, but it is unclear when this will occur and what effect, if any, it will have on the Registrant's business.

     There has been no material effect on the Registrant as a result of compliance with federal, state or local environmental laws.

     The Registrant's principal corporate logos, "EMCEE" and "EMCEE Broadcast Products", are registered in the United States Patent and Trademark Office and are used by the Registrant pursuant to a license with its wholly owned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, the Registrant also uses the trademark, "Site Lock", which is a mark associated with a product sold by the Registrant that enhances picture quality for MMDS systems in close proximity to systems operating on the same frequency, and utilizes a patent for a solid state Sband transmitter.

ITEM 2.  DESCRIPTION OF PROPERTY
- --------------------------------

     The Registrant conducts operations at its facility located on 26 acres, which the Registrant owns in fee, in White Haven, Pennsylvania.

     The building was constructed specifically for the Registrant in 1968 and consists of approximately 27,000 square feet, with the majority of the area devoted to manufacturing. The front portion of the building, consisting of two floors, houses administrative, engineering and sales offices. The land, building and improvements are well maintained and in good condition.

     The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, First Valley Bank. These encumbrances secure the Registrant's working line of credit and three term loans with the lender. As of the date of this report, the aggregate principal balance of these encumbrances is $935,372.

   In accordance with a written agreement, the White Haven Municipal Authority has the right and option to acquire, for no additional consideration, up to but no more than one acre of the Registrant's land. Although this sale and conveyance has not yet been consummated, it presently appears that the parcel to be conveyed will consist of a part of the Registrant's land located near the northwestern boundary line thereof, together with a 20 foot wide easement of ingress and egress from Susquehanna Street West, which is the public road leading into and running along the western side of the Registrant's land. No entry on the financial statements accompanying this report was made with respect to this anticipated conveyance, as the value thereof was deemed not to be material.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     There is no information relevant to the Registrant which must be disclosed under this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                             PART II
                             -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -----------------------------------------------------------------

     The NASDAQ National Market is the principal market on which the Registrant's common stock is traded.

MARKET INFORMATION
- ------------------
STOCK PRICE
- ------------------

     The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:

                          FISCAL YEAR 1996
                          ----------------
     QTR ENDED:   JUNE 30  SEPT 30  DEC 31  MAR 31

     (BID) HIGH   $7.75    $8.375   $8.25   $8.125
     (BID) LOW    $5.0     $5.375   $6.25   $5.875


                         FISCAL YEAR 1995
                         ----------------
      QTR ENDED:  JUNE 30  SEPT 30  DEC 31  MAR 31

      (BID) HIGH  $3.625   $8.0     $8.625  $8.0
      (BID) LOW   $1.0     $2.675   $6.25   $5.0


     The above high/low bid information for June 30 and September 30, 1995 was obtained from the NASD OverTheCounter Market quotations; such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The remainder of above high/low bid information was obtained from the NASDAQ Stock Market, Inc.

HOLDERS
- --------
     At March 31, 1996, the number of holders of the Registrant's common stock was 1,724.

DIVIDENDS
- ---------

     No dividends were declared during fiscal year 1995 or fiscal year 1996. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
- -----------------------------------------------------------------
RESULTS of OPERATIONS
- ---------------------

     Net sales for fiscal year ended March 31, 1996 totaled
$14,293,000, a reduction of $2,072,000, or 13%, from fiscal year ended March 31, 1995.

     The Company's management believes that the decrease in sales was primarily a result of MMDS domestic operators restricting expansion until additional knowledge and testing of digital and compression technology was completed. While, as indicated below, foreign sales increased in fiscal year 1996, the Company's management believes that there was delayed purchasing by foreign customers, due to the increasing size and complexity of foreign projects and the lengthening of contract negotiations for these projects, which also contributed to the decrease in overall sales in fiscal year 1996. However, this reduction in sales, which appears to have begun in December, 1994, seems to have begun to reverse itself, at least for the foreign markets, in October, 1995. As evidence of this reversal, fourth quarter net sales for fiscal year 1996, which consisted of 67% foreign sales, totaled $4,769,000, as compared to $2,698,000 for the fourth quarter of fiscal year 1995, of which 19% came from foreign sales.

     For fiscal year 1996, foreign sales totaled $8,132,000 (57% of net sales), as compared to $6,829,000 (42% of net sales) for the immediately preceding fiscal year. Domestic sales for fiscal year 1996 totaled $6,161,000, as compared to $9,536,000 for fiscal year 1995. The largest sale to any one customer during fiscal year 1996 totaled 19% of the Company's net sales. This sale was with respect to a contract with a Pacific Rim country which was concluded in the first quarter of fiscal year 1997. Also included in the Company's sales for fiscal year 1996 were approximately $1 million of shipments destined for Saudi Arabia under a purchase order mentioned below. The Company's largest domestic customer in fiscal year 1996 accounted for 16% of the Company's net sales. The same customer accounted for 28% of the Company's net sales for fiscal year 1995. However, the Company believes that its future growth is not dependent on any one customer, with the exception of the previously mentioned sales to Saudi Arabia in which the Company is a subcontractor to the prime contractor for the project. The Company's management believes that the successful completion of that project will enhance its opportunities with the other participating companies for future orders throughout the world market.

     With the Regional Bell Operating Companies (RBOC's) investing in MMDS operators, additional funding for domestic expansion is anticipated for the next three to four years. The capital and technological investments in certain wireless cable operators over the last two year by RBOC's, such as Bell Atlantic, NYNEX and Pacific Telesis Group, should contribute to further growth in the domestic wireless cable industry. The Registrant has planned for this growth by increasing research and development, as well as its marketing efforts, to maintain its strong technological and product quality reputation in the industry.

     In the high technology environment in which the Company does business, it is difficult, if not impossible, to fully anticipate or accurately predict future sales. However, the Company expects and is planning for sales growth in both the domestic and foreign MMDS markets, with the majority of such growth to occur in the foreign markets over the next ten years. For approximately the next twelve months, the Company's foreign sales growth will be sustained by a purchase order for Saudi Arabia with a remaining value of approximately $8.8 million.

     Gross profit for fiscal year ended March 31, 1996 was $5,191,000, a decrease of 25% from the $6,893,000 realized in the immediately preceding fiscal year. This constitutes a reduction of gross profit as a percent to net sales of 42% for fiscal year ended March 31, 1995, to 36% for fiscal year ended March 31, 1996. While the reduction in volume contributed primarily to the decrease in gross profit, the change in product mix was also a significant factor. More specifically, sales of products which are manufactured by others (O.E.M. products), for which the gross profit is less than products manufactured by the Registrant, increased from $2,530,000 (15.5% of net sales) for fiscal year ended March 31, 1995, to $3,174,000 (22.2% of net sales) for fiscal year ended March 31, 1996.

     Total operating expenses of $3,272,000 in fiscal year 1996 represented a 14% increase over fiscal year 1995. Additional expenditures were made for research and development, from $366,000 for fiscal year 1995 to $461,000 for fiscal year 1996, in order to maintain the Company's leadership position in the MMDS industry. Also included in this expense were costs incurred by the Registrant as a result of its participation in an informal alliance with five other noncompeting companies from the MMDS industry.

      That alliance, which was formed towards the end of the first quarter of fiscal year 1995, has as its purpose the development of wireless digital technology designed to compress five or more television programs so that the consumer will be able to receive from 150 to 300 channels, including "near video-on-demand" and Pay Per View programs. The Company's management believes that the testing which the alliance has been conducting on such technology has been very successful thus far because it has: (1) validated the engineering theory that digital compression will allow video programs in the same spectrum with enhanced picture quality; (2) enabled the Company to acquire additional technical knowledge of this technology; (3) enabled the Company to determine that its present transmitters, with minor modifications, can be used for transmitting digital television signals; and (4) enhanced operator interest in utilizing this technology for its MMDS systems and thus providing a potential avenue for sales growth in the domestic MMDS market.

     The Company has provided demonstrations of this technology at trade shows and industry conventions and plans to continue to do so through fiscal year 1997. In the meantime, the Company, through synthesizer enhancement, has developed a product, which it calls "DigaCom", which will enable MMDS operators to convert their current analog transmitters to digital technology when it becomes available to the wireless cable industry.

     Total selling expenses for fiscal year 1996 increased by approximately $172,000, or 12%, over the immediately preceding fiscal year. This was due primarily to additional personnel costs, product promotion and travel expenses, the latter of which resulted from the increase in sales in the international market. The Company's management believes these expenditures must be continued in order to properly develop the international market.

     General and administrative expenses totaled $1,214,000 for fiscal year ended March 31, 1996, as compared to $1,087,000 for the previous year. Personnel costs, including total Company related expenses, increased by approximately $50,000, and legal expenses increased from $72,000 to $147,000. The increase in legal expenses was due primarily to the corporate name change approved by the stockholders at the Company's 1995 Annual Meeting of Stockholders and litigation costs associated with litigation initiated by an individual during fiscal year 1996, which was subsequently dismissed as being without merit. In addition, certain onetime charges were incurred for consulting fees related to the upgrading of the Company's electronic data processing systems and in transferring the Company from the NASDAQ Small Cap Market to the NASDAQ National Market.

     Interest expense for fiscal year ended March 31, 1996 totaled $141,000, an increase of $25,000 over fiscal year ended 1995. Although principal payments of $172,000 were made during fiscal year 1996, additional equipment was financed on a 5-year
Note in the amount of $115,000, in June, 1995. In addition, a large foreign account receivable on a commercial letter of credit was discounted at an interest cost of $23,000.

     Aided by a cash and cash equivalent balances of $1,440,000 carried over from March 31, 1995 and a high average of deposits on future orders, the Company was able to transfer its cash to government securities and other investments to accumulate interest income during fiscal year 1996 of $105,000, which was an increase of $44,000 over fiscal year ended March 31, 1995.

     In the "Other Income (expense)" category on the consolidated statement of income of the financial statements accompanying this report, "other", which consisted primarily of the rental of a transmitter, netted $18,000 for fiscal year 1996, as compared to $21,000 for fiscal year 1995.

     Net income before provision for federal and state income taxes totaled $1,901,000 for the twelve months ending on March 31, 1996, as compared to $3,981,000 for the immediately preceding period. The Registrant was able to reduce federal and state income taxes due on its net income for fiscal year 1995 by utilizing net operating loss and tax credit carry forwards, and for fiscal year 1996 by utilizing a foreign sales corporation
(FSC) and other tax credits. There is no state tax liability for fiscal year ended March 31, 1996, since all profitable companies in the consolidated reporting group are domiciled in jurisdictions that do not impose income taxes.

     Net income for fiscal year ended March 31, 1996 was $1,595,000, a decrease of 49% from the amount of $3,152,000 for fiscal year ended March 31, 1995. Earnings per share of common and common equivalent shares outstanding equal $.36 for fiscal year 1996 and $.71 ($.70, assuming full dilution) for fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     In fiscal year 1996, the Company's cash requirements were satisfied principally from cash flow from operations, cash on hand and customer deposits. These funds were sufficient to meet the Company's working capital needs, capital expenditures and required debt payments.

    Cash, cash equivalents and U.S. Treasury Bills totaled $3,107,000 as of March 31, 1996, an increase of $1,086,000 from
March 31, 1995. Cash generated from income and deposits from customers for future orders during fiscal year 1996, the latter of which decreased by $38,000 from fiscal year 1995, has enabled the Company to increase its investments in TBills by $988,000 during fiscal year 1996. In addition, cash and cash equivalents, with the exception of approximately $150,000, earned interest under a cash management agreement the Registrant has with its primary lending institution.

     Accounts receivable totaled $1,819,000 as of March 31, 1996, as compared to $1,667,000 as of March 31, 1995. This increase is attributable to the increase in sales volume in the fourth quarter of fiscal year 1996. The Company's management believes that its reserve for bad debts of $95,000, as of March 31, 1996, is adequate.

     Although inventories were reduced by 17%, from $4,048,000 at March 31, 1995, to $3,376,000 at March 31, 1996, inventory turns decreased from 2.49 to 2.45. The Company has been focusing on the reduction of inventory as a percent to sales by utilizing enhanced data processing hardware and software.

   The "Note Receivable" shown on the balance sheet in the financial statements accompanying this report in the amount of $2,100,000 for both fiscal years ended 1995 and 1996 represents the principal balance due and owing the Company on a Promissory Note for the sale of a cellular license.That Note accrues interest on the unpaid balance of principal at the rate of 7% per annum. As the Note will mature on December 16,1996, it is shown as a current asset for fiscal year ended March 31, 1996. The amount of the Note and the related interest income has not been recognized by the Company because there is no reasonable basis to evaluate the likelihood of collection.
However, as of the date of this report, the Registrant is not aware of the occurrence of any material event or change in the obligor of the Note that would affect the Registrant's ability to collect the sums that will become due thereunder (See Note 1 of the footnotes to the financial statements accompanying this report).

     Prepaid expenses, as shown on the financial statements accompanying this report, include deferred federal income taxes of $226,000, prepaid taxes of $140,000, prepaid insurance of $29,000, and prepaid expenses of $79,000.

     The accrued income tax amount of $1,041,000 as of March 31, 1995, was eliminated for March 31, 1996 as a result of tax payments for fiscal year 1995. There is no accrued income tax expense as of March 31, 1996, because the Registrant was required to remit quarterly estimated tax payments for that year.
Accounts Payable increased from $632,000 at March 31, 1995 to

$785,000 as of March 31, 1996 as a result of the increase in sales for the fourth quarter of fiscal year 1996 and the increased backlog of orders as of March 31, 1996, as compared to the immediately preceding fiscal year end.

     Capital expenditures for fiscal year 1996 were $231,000, of which $161,000 was incurred for upgrading the Registrant's electronic data processing systems. Capital assets of $91,000 that were fully depreciated were "scrapped" and written off, and an additional $53,000 of equipment with a depreciated value of $23,000 was transferred to inventory. Depreciation expense for fiscal year 1996 totaled $199,000. Planned capital expenditures for fiscal year 1997 are $248,000, with approximately 50% of that amount being earmarked for factory and test equipment. Plans are being formulated for future expansion of the production and office portions of the Registrant's facility in White Haven, Pennsylvania. The Company expects to finance these capital expenditures through loans and income from operations.

    "Other Assets" shown on the consolidated balance sheet of the financial statements accompanying this report represent the Registrant's equity investment in a wireless cable operator in the amount of $212,000 for fiscal years 1995 and 1996, with the remainder associated with organizational costs of certain subsidiaries of the Registrant. The market value of the equity investment of $212,000 was approximately $359,000 as of March 31, 1996. In the first quarter of fiscal year 1997, the Company sold approximately 29% of this equity investment.

   In November, 1995, the Company, by agreement with its primary lending institution, increased its available line of credit from $975,000 to $2 million, at a rate of interest per annum equal to the lending institution's prime rate of interest minus one-half of a percentage point. There has been no borrowing against the line of credit since December, 1993; however, the line was restricted as of March 31, 1996 by $25,000 in order to collateralize a standby letter of credit issued by the Company in the ordinary course of its business.

     The balance of long-term debt of $1,195,000 as of March 31, 1995 was reduced during fiscal year 1996 through scheduled repayments of principal of $172,000, which included a $50,000 accelerated principal payment on a debt the Registrant owes to the White Haven Municipal Authority. As mentioned above, in June, 1995, the Company obtained a loan of $115,000 from its primary lending institution in order to finance the purchase of certain data processing equipment and software. That loan, as of March 31, 1996, had an outstanding principal balance of $96,000.

     The Company believes that its existing working capital and borrowing capacity, coupled with the cash flow generated from its operations, including advance deposits on sales orders, will be sufficient to fund its anticipated working capital and debt payments required for fiscal year 1997.

     Inflation has not had a significant impact on cost or price in the two fiscal years under review. However, it is important to note that a significant portion of component parts that are integrated into the Registrant's products are obtained from sources outside of the United States, primarily the Far East.

     The value of common stock and additional paid in capital shown on the financial statements accompanying this report increased by $47,000 in fiscal year 1996 as a result of the exercise of employee stock options (See Note 9 to the financial statements for a further discussion). The value of the Company's Treasury Stock (a deduction from common stock) increased from $21,000 as of March 31, 1995, to $52,000 as of March 31, 1996,
due to the Company's purchase of stock from former employees under its KSOP Plan Agreement.

     In May, 1996, the Registrant, through a subsidiary, purchased 200,000 shares of the Company's stock from the Estate of a former director through an agreement negotiated with the beneficiary. In consideration of this agreement, the Company has issued a Nonnegotiable, Nontransferable Stock Warrant to the beneficiary that expires on May 22, 2001, for 200,000 shares of the Company's stock at an exercise price of $9.46875 per share.

     The sales order backlog, which the Registrant anticipates will be filled in fiscal year 1997, was $10,912,000 as of March 31, 1996, as compared to $3,162,000 at March 31, 1995. The current backlog includes approximately $8.8 million of a contract being performed by the Company in which it is a subcontractor for a 40 city wireless cable system in Saudi Arabia. As previously mentioned, the Registrant believes that the successful completion of this contract, together with the Registrant's prior and continuing participation in the international marketplace, will enhance its reputation and initiate the potential for additional sales volume in the Middle East and in other parts of the world.

ITEM 7.   FINANCIAL STATEMENTS
- -------------------------------

     See pages 23 to 35 of this report for the financial statements required by this Item.

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURES
- ------------------------------------

     There is no information relevant to the Registrant which must be disclosed under this Item 8.

                            PART III
                            --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSON;
- ----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
- --------------------------------------------------------------

     The information required by this Item 9 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION
- --------------------------------

     The information required by this Item 10 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
- ------------------------------------------------------------------------

     The information required by this Item 11 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this Item 12 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K
- -----------------------------------------

(a) The following constitutes an Exhibit Index of the applicable
Exhibits to this report:

DESCRIPTION OF EXHIBIT                     PAGE NUMBER
- -----------------------                    -----------
Articles of Incorporation and Bylaws
Certificate of Incorporation                    36
Bylaws                                         (1)
Material Contracts
Purchase and Sale Agreement                    (1)
1988 Stock Option Plan                         (1)
Officers Incentive Compensation Plan            61
Agreement (Change in Control Agreements for
 certain Executive Officers)                    63
Nonnegotiable, Nontransferable Stock Warrant    79
Purchase Order Master Contract                 (2)
Subsidiaries                                   (3)
Financial Data Schedule                        (4)

(1) Incorporated by reference from the Form 10KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1993.

(2) This Exhibit, certain portions of which the Company believes merit confidential treatment, has been omitted from this report and will be filed separately with the Securities and Exchange Commission, together with the Company's Application making objection to the disclosure of such portions and requesting confidential treatment thereof.

(3) Incorporated by reference from the Form 10KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 1995.

(4) This Exhibit was filed electronically, but is not included in the paper copy of this report.

(b) Form 8K filings: The Registrant filed one Form 8K during the last quarter of the period covered by this report. That Form 8K was filed with the U.S. Securities and Exchange Commission on February 13, 1996, and reported the Registrant's execution of a contract with General Instrument Corporation to supply MMDS transmitters and related equipment for 40 locations throughout the country of Saudi Arabia.

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EMCEE BROADCAST PRODUCTS, INC.


                               /s/ JAMES L. DESTEFANO
                               ---------------------------------
                               James L. DeStefano, President/CEO
                               Date: June 27, 1996

                               /s/ ALLAN J. HARDING
                               ---------------------------------
                               Allan J. Harding, Vice President
                               Finance
                               Date: June 27, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JAMES L. DESTEFANO             Date: June 27, 1996
- ---------------------------
James L. DeStefano, Director

/s/ JOE B. HASSOUN                 Date: June 27, 1996
- ---------------------------
Joe B. Hassoun, Director

/s/ MICHAEL J. LEIB                Date: June 27, 1996
- ---------------------------
Michael J. Leib, Director

/s/ RICHARD J. NARDONE             Date: June 27, 1996
- ---------------------------
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS              Date: June 27, 1996
- ----------------------------
Evagelia Rogiokos, Director

/s/ LEONARD S. TEVEN               Date: June 27, 1996
- ---------------------------
Leonard S. Teven, Director

                      EMCEE BROADCAST PRODUCTS, INC.
                           AND SUBSIDIARIES

                               YEARS ENDED
                         MARCH 31, 1996 AND 1995

                         Independent Auditors' Report



Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania

We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Kingston, Pennsylvania
May 21, 1996

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS MARCH 31, 1996 AND 1995

                                         ASSETS
                                 1996            1995
                              -----------     -----------
Current assets:
  Cash and equivalents       $ 1,537,759      $ 1,440,080
  U.S. Treasury Bills          1,569,026          580,528
  Accounts receivable, net
  of allowance for doubtful
  accounts (1996, $95,000;
  1995, $120,000)              1,818,988        1,667,495
  Inventories                  3,375,901        4,047,946
  Prepaid expenses and
  deferred income taxes          473,933          276,047
  Note receivable              2,100,000
    Less deferred portion     (2,100,000)
                              -----------     -----------
       Total current assets    8,775,607       8,012,096
                              -----------     -----------
Note receivable                                2,100,000
  Less deferred portion                       (2,100,000)
                                              -----------
                                                       0
                                              -----------

Property, plant and equipment:
  Land and land improvements     246,841         246,841
  Building                       621,215         621,215
  Machinery                    2,060,799       1,972,808
                              -----------     -----------
                               2,928,855       2,840,864
  Less accumulated deprec-
  iation                       1,982,113       1,896,040
                              -----------     -----------
                                 946,742         944,824
                              -----------     -----------
Other assets                     214,900         215,200

          Total assets        $9,937,249      $9,172,120
                              ==========      ==========

See notes to consolidated financial statements

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                   1996            1995
                               ----------      -----------

Current liabilities:
  Current portion of long term
   debt                        $   200,000      $   150,500
  Accounts payable                 785,159          632,052
  Accrued expenses                 552,506          415,598
  Deposits from customers          526,199          564,203
  Accrued income taxes                            1,041,000
                                 -----------     -----------

     Total current liabilities   2,063,864        2,803,353

Long-term debt, net of current
 portion                           938,217        1,044,243


Shareholders' equity:
  Common stock, $.01  2/3 par;
   authorized 9,000,000 shares;
   issued 4,359,381 shares,
   1996; 4,300,155 shares,
   1995                             72,653          71,670
Additional paid in capital       3,517,778       3,472,200
 Retained earnings               3,396,801       1,801,715
                                 -----------     -----------
                                 6,987,232       5,345,585

Less shares held in treasury,
 at cost (1996, 7,325; 1995,
 3,211)                             52,064          21,061
                                 -----------     -----------
                                 6,935,168       5,324,524

Total liabilities and equity    $9,937,249      $9,172,120
                                 ==========      ==========


          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED MARCH 31, 1996 AND 1995
                               1996            1995
                           -----------     -----------
Net sales                  $14,292,562     $16,365,326
Costs of products sold       9,101,277       9,472,302
                           -----------     -----------
Gross profit                 5,191,285       6,893,024
                           -----------     -----------
Operating expenses:
  Selling                    1,597,549       1,425,980
  General and administrative 1,213,996       1,087,181
  Research and development     460,884         365,620
                           -----------     -----------
                             3,272,429       2,878,781
                           -----------     -----------
Income from operations       1,918,856       4,014,243
                           -----------     -----------
Other income (expense), net:
  Interest expense          (  140,723)     (  115,785)
  Interest income              105,279          61,319
  Other                         17,674          21,338
                           -----------     -----------
                            (   17,770)     (   33,128)
                           -----------     -----------
Income before income taxes   1,901,086       3,981,115

Income taxes                   306,000         829,000
                           -----------     -----------
Net income                 $ 1,595,086     $ 3,152,115
                           ===========     ===========

Earnings per common and
 common equivalent share:
  Primary                        $.36             $.71
                           ===========     ===========
  Assuming full dilution         $.36            $.70
                           ===========     ===========
Shares used in computing
earnings per common share
and common share equivalent:
  Primary                   4,403,500       4,468,100
                           ===========     ===========

Assuming full dilution      4,405,500       4,479,300
                           ===========     ===========

See notes to consolidated financial statements

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDED MARCH 31, 1996 AND 1995
                           Common stock         Additional
                                               ---------------
                          Shares     Amount     paid in capital
                          --------  --------    ---------------
Balance, March 31, 1994  4,246,826  $ 70,782    $3,451,836
Common stock issued under
 stock option plan          53,329       888        20,364
Treasury stock purchased
Net income for the year
                         ---------- -----------  -----------
Balance, March 31, 1995  4,300,155    71,670     3,472,200
Common stock issued under
 stock option plan          59,226       983        45,578
Treasury stock purchased
Net income for the year
                         ----------- ----------- -----------
Balance, March 31, 1996  4,359,381  $ 72,653    $3,517,778
                         =========== =========== ===========

                         Retained
                         Earnings      Treasury stock
                        (deficit)    Shares   Amount    Total
                        -----------   -------  -------   -----------
Balance, March 31, 1994 $(1,350,400)     466  $(   976)  $2,171,242
Common stock issued
 under stock option plan                                     21,252
Treasury stock purchased                2,755   (20,085)  (  20,085)

Net income for the year   3,152,115                       3,152,115
                          ----------   ------   -------  ----------
Balance, March 31, 1995   1,801,715     3,221   (21,061)  5,324,524

Common stock issued under
 stock option plan                                            46,561

Treasury stock purchased                4,104   (31,003) (   31,003)

Net income for the year   1,595,086                        1,595,086
                          ---------  ---------  --------  ----------

Balance, March 31, 1996 $ 3,396,801     7,325  $(52,064) $6,935,168
                        ===========  ========= ========  ==========

See notes to consolidated financial statements

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1996 AND 1995
                                           1996         1995
                                        -----------  -----------
Cash flows from operating activities:
  Net income                           $ 1,595,086   $ 3,152,115
  Adjustments:
    Depreciation                           198,632       171,911
    Provision for doubtful accounts     (   25,000)
    Disposal of fixed assets                30,647
    (Increase) decrease in:
      Accounts receivable               (  126,493)   (1,193,443)
   Inventory                               672,045    (1,207,166)
      Prepaid expenses                  (  159,886)   (   15,044)
      Deferred income tax asset, net    (   38,000)   (  188,000)
      Other assets                             300    (    3,200)
    Increase (decrease) in:
      Accounts payable                     153,107    (  154,595)
      Accrued expenses and income taxes (  904,093)    1,090,499
      Deposits from customers           (   38,004)  (   738,343)
                                        -----------  -----------
        Net cash provided by operating
         activities                      1,358,341       914,734
                                         -----------  -----------
Cash flows from investing activities:
 Acquisition of property, plant and
   equipment                            (  231,197)  (  342,685)
  Purchase of U.S. Treasury Bills       (2,388,498)  (  775,422)
  Proceeds from maturities of U.S.
  Treasury Bills                         1,400,000      194,894
                                        -----------  -----------
Net cash used in investing
  activities                            (1,219,695)  (  923,213)
                                        -----------  -----------
Cash flows from financing activities:
  Acquisition of treasury stock         (   31,003)  (   20,085)
  Proceeds from issuance of:
    Long-term debt                         115,000      150,000
    Common stock                            46,561       21,252
  Repayment of:
    Long-term debt                      (  171,525)  (  136,537)
    Notes payable, related parties                   (  150,000)
                                        ----------- -----------
Net cash used in financing
 activities                               ( 40,967)  (  135,370)
Net increase (decrease) in cash and
 equivalents                                97,679   (  143,849)
Cash and equivalents,beginning           1,440,080    1,583,929
                                       -----------   -----------
Cash and equivalents, ending           $ 1,537,759  $ 1,440,080
                                       ===========   ===========

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED MARCH 31, 1996 AND 1995


Supplemental disclosures of cash flow information:

Cash paid for interest expense amounted to $142,000 and $115,000 in 1996 and 1995, respectively. Cash paid for income taxes was $1,473,000 and $11,000 in 1996 and 1995, respectively.

See notes to consolidated financial statements


          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED MARCH 31, 1996 AND 1995


1.  Summary of significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of EMCEE Broadcast Products, Inc. (previously Electronics, Missiles
& Communications, Inc.) and its wholly owned subsidiaries
(together, the Company). All significant intercompany accounts and transactions have been eliminated.

Revenue recognition, sale of license:

During 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The balance, which bears interest at 7% payable at maturity, is due December 1996. Security for the note consists of the personal guarantee of an individual. The deferred payment and the related interest income was not recognized because of its extended collection period and because there is no reasonable basis to evaluate the likelihood of collection. It is at least reasonably possible that a change in this estimate will occur in the near term. Revenue will be recognized upon receipt. Based upon the information available to the Company, the license holder was operating a cellular system at March 31, 1996.

Cash and U.S. Treasury Bills:

The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of three months or less. U.S. Treasury Bills with an original maturity of more than three months are considered to be investments. All U.S. Treasury Bills are stated at cost which approximates market and are considered as available for sale. All U.S. Treasury Bills at March 31, 1996 not included as cash equivalents had contracted maturities of either six or twelve months.

Inventories:

Inventories are stated at the lower of standard cost which approximates current actual cost (on a firstin, firstout basis) or market (net realizable value).

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

               YEARS ENDED MARCH 31, 1996 AND 1995

Property, plant and equipment and depreciation:

Property, plant and equipment are stated at cost. Depreciation is provided on the straightline method over the estimated useful lives of the assets.

Use of estimates:

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Advertising:

These expenses are recorded when incurred. They amounted to $93,000 and $69,000 for 1996 and 1995, respectively.

Earnings per share:

Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

2. Industry, sales and accounts receivable concentration information:

The Company's primary activity is in one segment which consists of the assembly and sale of equipment for the domestic and foreign television broadcasting industry. Major customers are those that individually account for more than 10% of the Company's consolidated revenues. For the years ended March 31, 1996 and 1995, two customers with total sales of $4,864,000 and one with total sales of $4,567,000, respectively, qualified as major customers. World wide export sales amounted to $8,132,000 and $6,829,000 for 1996 and 1995, respectively. At March 31, 1996, the Company had two customers who owed the Company $784,000 and $513,000 from the sale of television broadcasting equipment.

The Company performs ongoing credit evaluations of its customers and typically requires deposits and a letter of credit on foreign sales and deposits on domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

               YEARS ENDED MARCH 31, 1996 AND 1995

3. Cash and equivalents:

At March 31, 1996, cash held at a financial institution is in excess of the Federal Deposit Insurance coverage by $163,000. In addition, $198,000 of U.S. Treasury Bills were recorded as cash equivalents.

4.  Inventories:

                                  1996        1995
                              ----------  ----------
Finished goods                $  554,000  $  533,000
Work in process                  681,000   1,111,000
Raw materials                  1,614,000   1,589,000
Manufactured components          526,901     814,946
                              -----------  ----------

                              $3,375,901  $4,047,946
                              ===========  ==========

5.  Line of credit:

The Company has a line of credit agreement with a bank aggregating $2,000,000 collateralized by inventories, accounts receivable and all property, plant and equipment. Inventories and accounts receivable must be maintained at specific levels in relation to the outstanding principal balance. At March 31, 1996 the Company had outstanding letters of credit totaling $25,000 which reduce the aggregate amount available under the line of credit agreement. The line of credit agreement requires monthly interest payments at .50%below the bank's prime rate of interest which was 8.25% at March 31, 1996. There were no principal borrowings during the years ended March 31, 1996 and 1995.

The loan agreement contains restrictive covenants which, among other things, require the Company to maintain a maximum total liabilities to net worth ratio, a minimum current ratio and a debt coverage ratio. The Company is allowed to pay dividends on its common stock if it is in compliance with the financial covenants and ratios.

6.  Long-term debt:


                                  1996        1995
                               ----------  ----------
Term loans, bank               $  823,369  $  872,000
Due to municipal authority         83,155     143,800
Equipment loans                   231,693     178,943
                               ----------  ----------
                                1,138,217   1,194,743
Less current portion              200,000     150,500
                               ----------  ----------
                               $  938,217  $1,044,243
                               ==========  ==========


Term loans, bank consist of two loans at March 31, 1996. One loan in the current amount of $739,805 matures in 2008 and requires monthly payments of $7,939, including interest.
Interest is calculated at .375% above the bank's base rate of 8.25% at March 31, 1996. The other loan, with a current balance of $83,564, matures in 1998 and requires monthly principal and interest payments of $4,600. The interest rate on this loan is
 .25% above the bank's base rate. The bank has the option of adjusting the monthly payments required under these loans to provide for changes in the interest rates. The long-term debt is cross collateralized with and has the same restrictive covenants as the line of credit (see Note 5).

The amount due to the municipal authority is payable in monthly installments of approximately $1,300 and additional principal payments of ten percent of net income in excess of $100,000 up to a maximum additional payment of $50,000 per annum. This liability had been recorded at its present value using an interest rate of 8%.

Principal payments on long-term debt, based on current interest rates, are as follows:

                       1997             $  200,000
                       1998                154,000
                       1999                125,000
                       2000                 61,000
                       2001                 46,000
                     Thereafter            552,217
                                        ----------
                                        $1,138,217
                                        ==========

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                 YEARS ENDED MARCH 31, 1996 AND 1995


7.  Fair value of financial instruments:

At March 31, 1996, the fair value of long-term debt that is variable rate debt that reprices regularly and U.S. Treasury Bills approximates the amounts recorded in the financial statements. It is not practicable to estimate the fair value of the note receivable because the Company is unable to estimate the timing and form of the ultimate settlement of the amounts due to it. The Company has fully provided for any potential loss resulting from the nonpayment of the receivable.

8.  Defined contribution pension plan:

A defined contribution pension plan covers all full time employees who meet age and service requirements. Contributions to the plan, determined at the discretion of the Board of Directors, were $29,000 and $24,000 in 1996 and 1995, respectively.

9.  Nonqualified stock option plans:

Nonqualified stock option plans provide for the grant of options to purchase up to 350,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 22,750 options were available for grant at March 31, 1996 and 1995. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option.

Stock option activity is shown below:
                                              1996       1995
                                            ---------  --------
Outstanding at beginning of year             145,920   144,499
Granted                                                182,750
Exercised (prices ranging from $.34 to
   $3.4375 per share)                       ( 59,226) ( 53,329)
Canceled/forfeited                                    (128,000)
                                            --------- ---------
Outstanding at end of year (prices
 ranging from $.34 to $3.4375 per share)      86,694   145,920
                                            ========= =========
Exercisable at end of year                    65,611    92,754


           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

               YEARS ENDED MARCH 31, 1996 AND 1995


10.  Income taxes:

The following table sets forth the current and deferred amounts of the provision for income taxes for the year ended March 31, 1996 and 1995:

<CAPTION
                                            1996        1995
                                         ----------  ----------

Current                                 $  344,000  $ 1,017,000
Deferred                                (   38,000) (   188,000)
                                         ----------  ----------
                                        $  306,000  $   829,000
                                         ==========  ==========

The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate of 34% for the years ended March 31, 1996 and 1995 as follows:


                                            1996        1995
                                         ----------  ----------
Federal income tax at
 the statutory rate                      $  646,000 $ 1,354,000
Foreign sales corporation benefit        (  173,000)
State taxes, net of federal
 effect                                                  94,000
Federal income tax credit                (   49,000) (   36,000)
Change in valuation allowance                        (  597,000)
Other, net                               (  118,000)     14,000
                                         -----------  ----------

Provision for income taxes               $  306,000 $   829,000
                                         ===========  ==========


            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

               YEARS ENDED MARCH 31, 1996 AND 1995


The tax effects of temporary differences that give rise to deferred income taxes at March 31, 1996 and 1995 are presented in the table below:

                                            1996        1995
                                         -----------  ----------
Deferred tax assets:
      Inventory                          $  124,000   $  157,000
      Other differences                     102,000       84,000
                                         ----------   ----------
Total gross deferred tax assets             226,000      241,000
Deferred tax liabilities, depreciable
 assets                                              (    53,000)

                                                      ----------
Net deferred tax asset                   $  226,000  $   188,000
                                         ==========   ==========



11.Subsequent event:

Subsequent to March 31, 1996, the Company purchased 200,000 shares of its common stock using available cash. This purchase represents approximately 5% of outstanding shares.