Form 10QSB
period 1996-08-09
EMCEE BROADCAST PRODUCTS INC
filed 1996-08-09
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         June 30, 1996

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

     Common stock, $ .01-2/3 par value - 4,156,935 shares as of August 6,
1996.






*formerly Electronics, Missiles & Communications, Inc.

                   EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                              I N D E X

                                 PAGE(S)
PART I.  FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEETS -
      June 30, 1996 and March 31, 1996                       3

CONSOLIDATED STATEMENTS OF INCOME  -
       Three months ended June 30, 1996 and 1995             4

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
       Three months ended June 30, 1996                      5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
       Three months ended June 30, 1996 and 1995             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -             7 - 8


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9 - 11


PART II.  OTHER INFORMATION:

SIGNATURES                                                  12


NOTE: Any questions concerning this report should be addressed to Mr. Allan J. Harding, Vice President-Finance.

                     PART I.  FINANCIAL INFORMATION
               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 - JUNE 30, 1996 and MARCH 31, 1996 -
                                         JUNE 30,1996   MARCH 31,1996
                                           Unaudited
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $740,442    $1,537,759
  U. S. Treasury Bills                     1,186,112     1,569,026
  Accounts receivable, net of allowance
   for doubtful accounts --
   June-$104,000/March-$95,000             2,574,763     1,818,988
  Inventories                              3,469,668     3,375,901
  Prepaid expenses and deferred taxes        458,404       473,933
  Note receivable                          2,100,000     2,100,000
  Less deferred portion                   (2,100,000)   (2,100,000)
                                          -------------------------
TOTAL CURRENT ASSETS                       8,429,389     8,775,607
                                          -------------------------
PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements                   246,841       246,841
  Building                                   686,814       621,215
  Machinery & equipment                    2,159,778     2,060,799
                                          ------------------------
                                           3,093,433     2,928,855
  Less accumulated depreciation            2,038,765     1,982,113
                                          ------------------------
    NET PROPERTY, PLANT & EQUIPMENT        1,054,668       946,742
                                          ------------------------
OTHER ASSETS                                 154,329       214,900
                                          ------------------------
TOTAL ASSETS                              $9,638,386    $9,937,249
                                          ========================
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current  portion of long-term debt        $200,000      $200,000
  Accounts payable                           948,252       785,159
  Accrued expenses                           481,180       552,506
  Deposits from customers                    721,977       526,199
  Accrued income taxes                        90,451
                                          ------------------------
    TOTAL CURRENT LIABILITIES              2,441,860     2,063,864
LONG-TERM DEBT, net of current portion       897,214       938,217
                                          ------------------------
SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;
    authorized 9,000,000 shares               72,807       72,653
  Additional paid-in capital               3,537,853    3,517,778
  Retained earnings                        4,034,956    3,396,801
                                          ------------------------
                                           7,645,616    6,987,232
  Less shares held in treasury at cost:
   210,579 shares June  96; 7,325 shares
   Mar '96                                 1,346,304       52,064
                                          -----------------------
TOTAL SHAREHOLDERS' EQUITY                 6,299,312    6,935,168
                                          -----------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $9,638,386   $9,937,249
                                          =======================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Unaudited)

                                         THREE  (3) MONTHS
                                       06/30/96     06/30/95

NET SALES                              $4,299,369  $2,792,704

COST OF PRODUCTS SOLD                   2,734,713   1,759,137
                                       ----------------------
GROSS PROFIT                            1,564,656   1,033,567
                                       ----------------------
OPERATING EXPENSES:
  Selling                                 438,468     302,198
  General and administrative              327,653     265,933
  Research and development                 69,822      75,600
                                       ----------------------
      TOTAL OPERATING EXPENSES            835,943     643,731
                                       ----------------------
INCOME  FROM OPERATIONS                   728,713     389,836
                                       ----------------------
OTHER INCOME (EXPENSE), NET:
  Interest expense                        (18,371)    (33,159)
  Interest income                          28,305      25,307
  Gain on sale of investment securities   106,181
  Other                                     1,327      23,474
                                       ----------------------
TOTAL OTHER INCOME, NET                   117,442      15,622
                                       ----------------------
Net income before income taxes            846,155     405,458

INCOME TAXES                              208,000     102,000
                                       ----------------------
NET INCOME                               $638,155    $303,458
                                       ======================
SHARES USED IN COMPUTING
EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT:
  Primary                               4,335,705  4,331,422
                                       ======================
  Assuming full dilution                4,334,218  4,326,006
                                       ======================
EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT:
  Primary                                   $.15        $.07
                                       =====================
  Assuming full dilution                    $.15        $.07
                                       =====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED JUNE 30, 1996
                               (Unaudited)

                           ADDITIONAL
             COMMON STOCK  PAID-IN  RETAINED   TREASURY STOCK
            SHARES AMOUNT  CAPITAL  EARNINGS   SHARES    AMOUNT    TOTAL
         ---------------------------------------------------------------------
BALANCE- 4,359,381 $72,653 $3,517,778  $3,396,801  7,325  $(52,064) $6,935,168
MARCH 31,
1996

COMMON STOCK
ISSUED UNDER 8,133     154     20,075                                   20,229
STOCK OPTION
PLAN


TREASURY STOCK
PURCHASED                                        203,254 (1,294,240)(1,294,240)


NET INCOME
FOR THE PERIOD                            638,155                       638,155
          ----------------------------------------------------------------------

BALANCE- JUNE 30, 1996
         4,367,514 $72,807 $3,537,853 $4,034,956 210,579 $(1,346,304) $6,299,312
         =======================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
             THREE (3) MONTHS ENDED JUNE 30, 1996 AND 1995
                               (Unaudited)
                                                       THREE (3) MONTHS
                                                    06/30/96     06/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $638,155    $303,458
Adjustments:
  Depreciation                                          56,652      47,505
  Provision for doubtful accounts                        9,000      (4,000)
    (Increase) decrease in:
  Accounts receivable                                 (764,775)    352,687
  Inventory                                            (93,767)     92,636
  Prepaid expenses and deferred taxes                   15,529     (82,562)
  Other assets                                          60,571        (500)
Increase (decrease) in:
  Accounts payable                                     163,093    (366,116)
  Accrued expenses                                     (71,326)   (105,397)
  Deposits from customers                              195,778    (136,299)
  Accrued income taxes                                  90,451    (749,362)
                                                    ------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    299,361    (647,950)
                                                    ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of  property, plant and equipment       (164,578)   (128,685)
  Purchase of U. S. Treasury Bills                    (217,086)     (9,691)
  Proceeds from maturities of  U.S. Treasury Bills     600,000
                                                    -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    218,336    (138,376)
                                                    -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Reduction) in long term debt               (41,003)     84,656
  Acquisition of treasury stock                     (1,294,240)
  Stock sold under option plans                         20,229      24,440
                                                    -----------------------
NET CASH  PROVIDED BY (USED IN)FINANCING ACTIVITIES (1,315,014)    109,096
                                                    -----------------------
NET INCREASE (DECREASE) IN CASH                       (797,317)   (677,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       1,537,759   1,440,080
                                                    -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $740,442    $762,850
                                                    =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest Expense                                  $17,825     $43,244
    Income Taxes                                     $108,646    $851,362
                                                    =======================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   EMCEE BROADCAST PRODUCTS, INC.
                         AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. The results of operations for the three-month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. At June 30, 1996, cash held at a financial institution is in excess of the Federal Deposit Insurance Coverage by $314,605. An additional $197,432 of cash equivalents is invested in U.S. Treasury Bills.

4. INVENTORIES consisted of the following:

                               June 30,1996          March 31, 1996
                                (UNAUDITED)

FINISHED GOODS.............     $270,000               $554,000


WORK-IN-PROCESS............     $833,000               $681,000


RAW MATERIALS..............   $1,858,000             $1,614,000


MANUFACTURED COMPONENTS....     $508,668               $526,901
                              --------------------------------------
                              $3,469,668             $3,375,901
                              ======================================

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

6. OTHER ASSETS include stock received in exchange for an account receivable. In May 1996, Ten Thousand (10,000) shares (28.6%) of this investment was sold for a net profit of $106,181. The balance of this investment is recorded at cost. The remainder of other assets of $2,900 are organizational costs of subsidiaries.

7. During fiscal 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The balance, which bears interest at 7% payable at maturity, is due December 1996. Security for the note consists of the personal guarantee of an individual. The deferred payment and the related interest income was not recognized because of its extended collection period and because there is no reasonable basis to evaluate the likelihood of collection. Revenue will be recognized upon receipt.

8. At March 31, 1996, the Company had an outstanding Letter of Credit totaling $25,000. All outstanding Letters of Credit were retired in the first quarter of fiscal 1997.

9. For the three months ended June 30, 1996, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its foreign sales corporation (FSC) subsidiary.

10.On May 28, 1996, the Corporation purchased 200,000 shares of EMCEE
   Broadcast Products,Inc. stock from the estate of a former director. This stock has been recorded as Treasury Stock. In consideration of this Agreement, the Company has issued a Non-Negotiable, Non-Transferable Stock Warrant to the beneficiary of the estate which expires on May 22, 2001,for 200,000 shares of the Company stock at an exercise price of $9.46875 per share.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF THE FINANCIAL CONDITION

Sales for the first quarter of fiscal 1997 which ended June 30, 1996 totaled $4,299,000, an increase of $1,506,000 (54%) over the first quarter ended June 30, 1995. Continuing the trend started in fiscal 1996, export sales at $2,584,000 were 60% of total sales. Domestic sales for the initial quarter of fiscal 1997 were $1,715,000 compared to $1,088,000 for the quarter ended one year ago, while export sales increased $880,000 over the like period.

Included in the shipments for the quarter were $1,279,000 (30% of net sales) for a portion of a large contract for Saudi Arabia.

This contract, which constitutes approximately 76% of the Registrant's total backlog as of June 30, 1996 had been put on a "hold" status in July 1996 due to frequency allocation issues. While this will have a detrimental effect for second quarter shipments and income of the Company, additional effect will depend upon agreements between the Contractor and the customer which are not known as of this date.

Aided by the high volume of sales, gross profit for the quarter ended June 30, 1996 equaled $1,565,000, a 51% increase over the first quarter one year ago. The gross profit margin was 36.4% of net sales for the current quarter, compared to 37.0% for the first quarter of fiscal 1996. Lower pricing on the contract mentioned above was partially offset by favorable manufacturing variance due to the high volume of production.

Total operating expenses were $836,000 and $644,000 for the first quarters ended June 30, 1996 and 1995, respectively. Selling expense increased $136,000 (45%) for the first quarter compared to the same period last year due to increased costs for foreign travel, trade shows and volume related commissions. General and administrative expense of $328,000 for the first quarter of fiscal 1997 increased $62,000 (23%) compared to the first quarter of fiscal 1996 due primarily to increases in costs of recruiting, salaries, public relations and an increase in reserve for bad debts. Research and Development expense of $70,000 for the first quarter ended June 30, 1996 decreased $6,000 compared to the first quarter ended June 30, 1995 due primarily to increased non-recurring engineering (NRE) payments on a new project received in the first quarter of the current fiscal year. While total operating expense increased in dollars for the quarter compared to the same quarter one year ago, the amount as a percent to net sales decreased from 23.0% for the quarter ended June 30, 1995 to 19.4% for the current quarter. Management anticipates that the trend (higher dollar amounts but lower percent to net sales) will continue for the remainder of fiscal 1997.

Income from operations was $729,000 for the initial quarter of fiscal 1997, an increase of $339,000 or 87% over the same period one year ago due primarily to the increase in sales volumes.

Other income (expense) netted income of $117,000 for the quarter ended June 30, 1996 compared to net other income of $16,000 one year ago. Included in the amount for the current fiscal year was $106,000 net proceeds on the sale of stock of a wireless cable operator held as an investment. Interest expense for the current quarter was $18,000 compared to $33,000 for the quarter ended June 30, 1996 which included interest expense of approximately $8,000 in connection with discounting a foreign letter of credit.

Net income before federal income tax liability was $846,000 and $405,000 for the first quarter ended June 30, 1996 and 1995, respectively. Estimated federal income tax liability for the periods were $208,000 and $102,000 respectively resulting in net income for the quarter ended June 30, 1996 of

$638,000 or $.15 per common share outstanding compared to $303,000 for the quarter ended June 30, 1995 or $.07 per common share of stock outstanding. Federal tax liability for both periods under discussion was less than the "expected percent" due to tax reductions effected by a Foreign Sales Corporation (FSC) formed in April 1995. There is no state income tax liability for the first quarter of fiscal 1996 and 1997 since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes.

The backlog of unsold orders was $9,988,000 as of June 30, 1996 compared to $3,246,000 at June 30, 1995 and $10,912,000 as of March 31, 1996. As we
mentioned at the beginning of this discussion, $7,600,000 of the current backlog is for a contract for transmitters and ancillary equipment destined for Saudi Arabia and which, for the present, is on a "hold" status. The Company, which, as subcontractor on this project, cannot determine when this contract will resume. However, the management believes that the industry demand, both domestic and foreign is strong enough that any decision on this contract would not have a damaging long-term affect on the Registrant.

Cash and cash equivalents (consisting of U.S. Treasury Bills) balance of $740,000 and the investment in U.S. Treasury Bills of $1,186,000 at June 30, 1996 were decreased from the March 31, 1996 balance by a total of $1,180,000 due to transferring matured T-Bills to cash and utilizing the cash balance to purchase 200,000 shares of Company stock.

Account receivables increased from $1,819,000 as of March 31, 1996 to $2,575,000 as of June 30, 1996 reflecting a change of payment (percent of production vs. down payments) for the contract for Saudi Arabia.

Inventories, which can fluctuate plus or minus $150,000 from month to month, increased by $94,000 as of June 30, 1996 compared to March 31, 1996.

Prepaid expenses and deferred tax totaled $458,000 as of June 30, 1996, a reduction of $16,000 due to amortizing a portion of convention expenses incurred in the last quarter of fiscal 1996.

Capital equipment was purchased in the first quarter of fiscal 1997 in the amount of $164,000 of which approximately 90% was for testing equipment for production and research and development. Depreciation expense of $56,000 reduced net additions to $108,000 for a balance of net property plant and equipment of $1,055,000 as of June 30, 1996 compared to $947,000 as of the beginning of this quarter.

Other assets totaled $154,000 as of June 30, 1996, a reduction of $61,000 from March 31, 1996 which was the amount of stock of the Company's investment in a wireless cable operator, at cost, sold in the first quarter ended June 30, 1996.

Accounts payable increased $163,000 to $948,000 as of June 30, 1996 compared to March 31, 1996, the increase due primarily to timing of payments.

Accrued expenses were reduced by $72,000 during this same period as the incentive bonus for officers and managers accrued as of March 31, 1996 was paid in June 1996.

The Company's current ratio decreased from 4.25 as of March 31, 1996 to 3.45 as of June 30, 1996 due primarily to the reduction of cash used in purchasing the Company's stock. The Registrant believes that its existing working capital coupled with the cash flow generated from its operations, including advance deposits on sales orders, will be sufficient to fund its anticipated working capital and debt payment requirements for fiscal 1997. The Company has an additional resource, a line of credit of $2,000,000 with an interest rate of prime less 1/2%. There is no borrowing against this source of funding as of June 30, 1996.

As of March 31, 1996, there were 65,611 shares of Company stock exercisable at prices ranging from $.34 to $3.4375 per share under the nonqualified stock option plans. In the first quarter ended June 30, 1996, 8,133 of these shares were exercised which increased the balance of common stock issued and additional paid-in capital by a total amount of $20,000.

The Company stock held in treasury amount increased from $52,000 as of March 31, 1996 to $1,346,000 as of June 30, 1996. In addition to the 200,000 shares purchased from the estate of a former director as previously mentioned, 3,254 shares were purchased from former employees under a provision of the KSOP plan at a cost of $32,000.

As of June 30, 1996 a total of 95 people were employed by the Company of which 10 were part- time employees. The Company does not anticipate a change of any magnitude for the reminder of fiscal 1997.

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

                                      EMCEE BROADCAST PRODUCTS, INC.



Date: August 9, 1996                  /s/ JAMES L. DeSTEFANO
                                      -----------------------------
                                      JAMES L. DeSTEFANO
                                      President/CEO


Date: August 9, 1996                  /s/ ALLAN J. HARDING
                                      ----------------------------
                                      ALLAN J. HARDING
                                      Vice President-Finance