Form 10QSB
period 1996-11-12
EMCEE BROADCAST PRODUCTS INC
filed 1996-11-12
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934

For the quarterly period ended               September 30, 1996

Commission file number                       1-6299

                  EMCEE Broadcast Products, Inc.*
     (Exact name of registrant as specified in its charter)

Delaware                                     13-1926296
(State or other jurisdiction                (I.R.S.Employer
of incorporation or organization)           Identification No.)

Registrant's telephone number, including area code:         717-443-9575

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

     Common stock, $ .01-2/3 par value - 4,158,435 shares as of November 7, 1996.



*formerly Electronics, Missiles & Communications, Inc.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                              PAGE(S)
PART I.  FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEETS -
 September 30, 1996 and March 31, 1996 . . . . .    3

CONSOLIDATED STATEMENTS OF INCOME  -
 Six months and three months ended September 30,
 1996 and 1995 . . . . . . . . . . . . . . . . .    4

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
 Six months ended September 30, 1996.... . . . .    5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
 Six months ended September 30, 1996 and 1995...    6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . .   7 - 8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .   9 - 12


PART II.  OTHER INFORMATION:

SIGNATURES.. . . . . . . . . . . . . . . .  . . .   13


NOTE:  Any questions concerning this report should be addressed to
               Mr. Allan J. Harding, Vice President-Finance.

                   PART I.  FINANCIAL INFORMATION
          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
              - SEPTEMBER 30, 1996 and MARCH 31, 1996 -
                                SEPT 30, 1996      MARCH 31,1996
                                   Unaudited
ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents         $207,652       $1,537,759
 U. S. Treasury Bills               985,032        1,569,026
Accounts receivable, net of
 allowance for doubtful accounts
   Sept-$121,000/March-$95,000     2,412,704      1,818,988
Inventories                        4,046,083      3,375,901
  Prepaid expenses and deferredt
  taxes                              517,082        473,933
 Note receivable                   2,100,000      2,100,000
  Less deferred portion           (2,100,000)    (2,100,000)
                                  -----------------------------
  TOTAL CURRENT ASSETS             8,168,553      8,775,607
                                  -----------------------------
PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements           246,841       246,841
  Building                           627,551       621,215
  Machinery & equipment            1,914,753     2,060,799
                                 -----------------------------
                                   2,789,145     2,928,855
  Less accumulated depreciation    1,710,350     1,982,113
                                -----------------------------
    NET PROPERTY, PLANT &EQUIPMENT 1,078,795       946,742
                                -----------------------------
OTHER ASSETS                         153,948       214,900
                                -----------------------------
TOTAL ASSETS                      $9,401,296    $9,937,249
                                =============================

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt $175,000       $200,000
 Accounts payable                   565,263        785,159
 Accrued expenses                   543,170        552,506
 Deposits from customers            570,187        526,199
                                ----------------------------
TOTAL CURRENT LIABILITIES         1,853,620      2,063,864

LONG-TERM DEBT, net of current
 portion                            842,104        938,217
                                ----------------------------
SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares       72,831         72,653
  Additional paid-in capital      3,539,793      3,517,778

Retained earnings                 4,439,252      3,396,801
                                ----------------------------                                     8,051,876      6,987,232
Less shares held in treasury at cost:
 210,579 shares Sept  96; 7,325
 shares Mar '96                   1,346,304        52,064
                                ----------------------------
TOTAL SHAREHOLDERS' EQUITY        6,705,572     6,935,168
                                ----------------------------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY            $9,401,296    $9,937,249
                                ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (Unaudited)
                         ==============================================
                             SIX (6) MONTHS    THREE (3) MONTHS
                           09/30/96   09/30/95    09/30/96   09/30/95
                         ==============================================
NET SALES                $7,621,657  $5,691,551  $3,322,288  $2,898,847

COST OF PRODUCTS SOLD     4,673,737   3,518,973   1,939,024   1,759,836
                         ------------------------------------------------
GROSS PROFIT              2,947,920   2,172,578   1,383,264   1,139,011
                         ------------------------------------------------
OPERATING EXPENSES:
  Selling                   817,668     713,384     379,200     411,186
  General andadministrative 674,027     579,999     346,374     314,066
  Research and development  180,792     197,978     110,970     122,378
                         -----------------------------------------------
TOTAL OPERATING EXPENSES  1,672,487   1,491,361     836,544     847,630
                         -----------------------------------------------
INCOME FROM OPERATIONS    1,275,433     681,217     546,720     291,381
                         -----------------------------------------------
OTHER INCOME (EXPENSE), NET:
  Interest expense          (47,622)    (82,203)    (29,251)    (49,044)
  Interest income            48,033      43,753      19,728      18,446
  Gain on sale of investment
   securities              106,181
 Other                       5,426        30,172       4,099       6,698
                         -----------------------------------------------
TOTAL OTHER INCOME(EXPENSE)
 NET                       112,018        (8,278)     (5,424)   (23,900)
                         -----------------------------------------------
Net income before income
taxes                    1,387,451       672,939     541,296    267,481

INCOME TAXES               345,000       165,000     137,000     63,000
                         -----------------------------------------------
NET INCOME               1,042,451       507,939     404,296     204,481
                         ===============================================
COMMON SHARE AND COMMON SHARE
 EQUIVALENT OUTSTANDING  4,270,174     4,426,411   4,432,053   4,413,564
                         ===============================================
EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT      $0.24         $0.12       $0.09       $0.05
                         ===============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             SIX MONTHS ENDED SEPTEMBER 30, 1996
                                     (Unaudited)
                                           ADDITIONAL
                          COMMON STOCK      PAID-IN           RETAINED
                          ------------
                          SHARES  AMOUNT     CAPITAL          EARNINGS

                             ---------------------------------------------
BALANCE-MARCH 31,1996      4,359,381  $72,653    $3,517,778     $3,396,801

COMMON STOCK ISSUED UNDER
STOCK OPTION PLAN              9,633      178        22,015

TREASURY STOCK PURCHASED

NET INCOME FOR THE PERIOD                                         1,042,451
                            -----------------------------------------------
BALANCE-SEPTEMBER 30, 1996  4,369,014  $72,831    $3,539,793     $4,439,252
                            ===============================================

                                   TREASURY STOCK
                                   ---------------
                                   SHARES    AMOUNT      TOTAL
                                  -------------------------------------
BALANCE-MARCH 31,1996                  7,325     $(52,064)    $6,935,168

COMMON STOCK ISSUED UNDER STOCK
OPTION PLAN                                                       22,193

TREASURY STOCK PURCHASED             203,254   (1,294,240)    (1,294,240)

NET INCOME FOR THE PERIOD                                      1,042,451
                                  --------------------------------------

BALANCE - SEPTEMBER 30, 1996         210,579  $(1,346,304)    $6,705,572
                                  ======================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX (6) MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         (Unaudited)
                                             ------------------------
                                                   SIX (6) MONTHS
                                             09/30/96        09/30/95
                                             ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $1,042,451     $507,939
 Adjustments:
  Depreciation                                    116,344       95,010
  Provision for doubtful accounts                  26,000        5,000
 (Increase) decrease in:
  Accounts receivable                            (619,716)     103,398
  Inventory                                      (670,182)     308,451
  Prepaid expenses and deferred taxes             (43,149)    (482,861)
  Other assets                                     60,952       (1,500)
 Increase (decrease) in:
  Accounts payable                               (219,896)     (54,814)
  Accrued expenses                                 (9,336)      (7,192)
  Deposits from customers                          43,988      375,502
  Accrued income taxes                           (686,362)
                                                 -----------------------
NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES (272,544)    162,571
                                                 -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property,plant &equipment         (248,397)   (139,269)
 Purchase of U. S. Treasury Bills                 (599,686)    (778,648)
 Proceeds from maturities of U.S.Treasury Bills  1,183,680      179,925
                                                 -----------------------
NET CASH PROVIDED BY(USED IN)INVESTING ACTIVITIES   335,597    (737,992)
                                                 -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long Term Debt:
  New borrowings                                                115,000
  Payments                                         (121,113)   (107,914)
  Stock sold under option plans                       22,193     31,648
  Acquisition of company stock                    (1,294,240     (7,024)
                                                 -----------------------
NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES (1,393,160)    31,710
                                                 -----------------------
NET DECREASE IN CASH                              (1,330,107)  (543,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     1,537,759  1,440,080
                                                 -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $207,652   $896,369
                                                 =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period:
  Interest Expense                                   $47,289    $77,591
                                                 =======================
  Income Taxes                                      $391,646 $1,233,280
                                                 ========================

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

2. The results of operations for the three month and six month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Cash equivalents consist of U.S. Treasury Bills with maturities of ninety (90) days or less.

4.   INVENTORIES consisted of the following:

                              September 30,1996   March 31, 1996
                          (UNAUDITED)
   FINISHED GOODS..........        $493,000     $554,000

   WORK-IN-PROCESS.........        $957,000     $681,000

   RAW MATERIALS............     $1,919,000   $1,614,000

   MANUFACTURED COMPONENTS...      $677,083     $526,901
                                 ---------------------------
                                 $4,046,083   $3,375,901
                                 ===========================

     Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. EARNINGS PER SHARE. Primary earnings per common and common share equivalent are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.

6. OTHER ASSETS include stock received in exchange for an account receivable. In May 1996, Ten Thousand (10,000) shares (28.6%) of this investment was sold for a net profit of $106,181. The balance of this investment is recorded at cost. The remainder of other assets of $2,520 are organizational costs of subsidiaries.


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

9. For the three months and six months ended September 30, 1996, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its Foreign Sales Corporation
     (FSC) subsidiary.

10.  On May 28, 1996, the Corporation purchased 200,000 shares of EMCEE
     Broadcast Products,Inc. stock from the estate of a former director.
     This stock has been recorded as Treasury Stock.   In consideration of
     this Agreement, the Company has issued a Non-Negotiable, Non-
     Transferable Stock Warrant to the beneficiary of the estate which expires on May 22, 2001, for  200,000 shares of the Company stock at an exercise price of $9.46875 per share.

                    EMCEE BROADCAST PRODUCTS, INC.
                            AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF THE FINANCIAL CONDITION

Sales for the second quarter of fiscal 1997 which ended September 30, 1996 were $3,322,000, an increase of $423,000 (15%) over the second quarter of fiscal 1996. Sales for the six months ended September 30, 1996 totaled
$7,622,000, an increase of $1,930,000 (34%) over the same period one year ago. Foreign sales for the quarter ended September 30, 1996 were $1,420,000
(42.7% of total sales) and $4,004,000 (52.5% of total sales) for the first six months ended September 30, 1996. The increase for the second quarter and six months of fiscal 1997 compared to the comparative periods for fiscal
1996 is due to the increase in industry demand, especially foreign, for Multichannel Multipoint Distribution Service (MMDS) transmitters, that began in the third quarter of fiscal 1996. MMDS is commonly referred to as "wireless cable." The decrease in second quarter sales compared to the first quarter of fiscal 1997 is primarily due to the temporary suspension of shipments to a major customer for a project in Saudi Arabia (See paragraph 10 below for further discussion).

A slightly higher ratio of EMCEE equipment compared to original equipment manufactured by others (OEM) for which the Company receives higher margins, coupled with the increase in sales volume, produced gross profit amounts of $1,383,000 for the quarter ended September 30, 1996 and $2,948,000 for the six months ended September 30, 1996. The former is $244,000 and the latter is a $775,000 increase over the same periods one year ago. Gross profit margin as a percent of sales was higher the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997 due to the reduction of sales in the second quarter under the contract for transmitters to Saudi Arabia which carry lower pricing.

Total operating expenses totaled $837,000 for the quarter ended September
30, 1996 or $11,000 less than the same quarter one year ago while year-to-date total operating expenses totaled $1,672,000 or $181,000 more than the same period one year ago.  Selling expense commissions decreased for the quarter but increased year to date for fiscal 1997 compared to fiscal 1996.
General and administrative expenses for the quarter and six months ended
September 30, 1996 increased as compared to the same periods ended September
30, 1995 due to increases in salaries and an increase for the reserve for
bad debts of approximately $21,000 for the year-to- date.   Research and
Development expense was approximately 10% less for both the quarter and six months ended September 30, 1996 compared to the previous fiscal year due to additional non-recurring engineering (NRE) payments received in fiscal 1997.

Income from operations equaled $547,000 for the second quarter ended
September 30, 1996, an increase of $256,000 over the second quarter ended
September 30, 1995 and increased income from operations to $1,275,000 for the first six months ended September 30, 1996, compared to $681,000 for the first six months ended September 30, 1995.

Lower interest rates and debt repayments of $121,000 aided in the reduced interest expense for the second quarter from $49,000 to $29,000 and year-to-date from $82,000 to $48,000. Fiscal 1996 amounts also included interest expense for discounting a foreign letter of credit equaling $23,000 for the six months ended September 30, 1995. Interest income derived primarily from investments in U.S. Treasury bills remained fairly constant at $20,000 for the quarter and $48,000 for the six months ended September 30, 1996 compared with the same periods ended September 30, 1995.

Other income totaled $5,000 for the first half of fiscal 1997 compared to $30,000 for the first half of fiscal 1996. Included in the latter was rental income of approximately $14,000 and $16,000 for an inventory transfer. Also included in this category was a gain on the sale of an investment in a wireless cable operator in the first quarter of $106,000 netting other income (expense) to an income of $112,000 for the first half of fiscal 1997 compared to an expense of $8,000 for the same period last year.

Net income before federal income tax liability equaled $541,000 for the second quarter of the current fiscal year, a $274,000 increase over the income for the second quarter of the year earlier. Net income before federal income tax liability for the first six months accumulated to $1,387,000, an increase of $715,000 (106%) over the last years' first half.
Estimated federal income tax expense for the first six months ended
September 30, 1996 was $345,000 compared to $165,000 for the first six months of the prior fiscal year. Federal taxes for the periods under discussion were under the "expected rate" due to tax reductions from a Foreign Sales Corporation (FSC) subsidiary that was formed in April 1995.

Net income for the periods were $404,000 and $1,042,000 for the quarter and six months ended September 30, 1996 compared to $204,000 and $508,000 for the like periods one year ago. Net income equaled $0.09 a share per outstanding common stock for the second quarter and $0.24 a share for the first six months ended September 30, 1996. Comparative amounts are $0.05 and $0.12 for the same periods ended September 30, 1995.

The backlog of unsold orders was $8,458,000 as of September 30, 1996, a decrease of $1,530,000 from the amount of $9,988,000 as of June 30, 1996, however, an increase of $4,665,000 compared to the backlog at September 30, 1995.

The backlog at September 30, 1996 includes approximately $7,000,000 remaining for orders associated with a contract for transmitters and ancillary equipment destined for Saudi Arabia in which the Company is a subcontractor. Due to problems of a technical nature, not attributable to the Registrant's compliance, this project is presently on "hold status."
The Company cannot determine with certainty when this project will resume, however, management believes that in light of recent order demand and requests for proposals (RFP's), that even a cancellation of this order
(which seems unlikely) would not have a serious negative impact on the Company.

Cash and cash equivalents (consisting of U.S. Treasury Bills with maturities of ninety days or less) at September 30, 1996 totaled $208,000 compared to $1,538,000 as of March 31, 1996. In addition, U.S. Treasury Bills (with maturities of over ninety days) that totaled $1,569,000 as of March 31, 1996, was reduced due to transfers to cash and cash equivalents of approximately $584,000 to $985,000 as of September 30, 1996. The cash generated was used to purchase 200,000 shares of the Company stock for $1,263,000. This stock is treated on a consolidated basis as Treasury Stock and effected a net reduction of total shareholders equity from $6,935,000 as of March 31, 1996 to $6,706,000 as of September 30, 1996.

Account receivables net of reserve for doubtful accounts equaled $2,413,000 as of September 30, 1996, an increase of $594,000 when compared to the balance as of March 31, 1996. This increase is primarily the result of the receivable from the Saudi Arabia order that is a payment schedule rather than our normal terms for international receivables of downpayments and letters of credit.

The Note receivable of $2,100,000 for both balance sheet periods under review represents the principal balance due the Company as a Promissory Note for the sale of a cellular license and becomes due on December 16, 1996 together with interest accrued of $845,000. As of the date of this report, negotiations are ongoing between the parties to extend the due date of the principal in exchange for an enhancement of the interest rate plus other considerations. The amount of the Note and the related interest income has not been recognized as income because there is no reasonable basis to evaluate the likelihood of collection.

Inventories increased $670,000 from March 31, 1996 to $4,046,000 due primarily to inventories purchased for the major contract mentioned above.
The inventories are not specialized and can be used for other orders.
Accounts payable was reduced by $220,000 over the same period reflecting the program to reduce inventory purchases to conform with present conditions.

Prepaid expenses and deferred taxes equaled $517,000 at September 30, 1996 compared to $474,000 as of March 31, 1996. The difference equals the difference between the estimated tax liability and actual tax payments during the six month period ended September 30, 1996.

Capital equipment purchases for the first six months of fiscal 1997 totaled
$248,000 of which $120,000 was for new testing equipment. The total capital equipment purchase of $248,000 less depreciation expense for the period of $116,000, resulted in a net increase of property, plant and equipment of $132,000 as of September 30, 1996 compared to the end of fiscal year 1996.
In addition, fixed assets with an original value of $339,000 that were fully depreciated and no longer utilized were written off in the period ended
September 30, 1996.

Other assets decreased from $215,000 as of March 31, 1996 to $154,000 as of September 30, 1996 reflecting the sale of a portion of the Registrants' investment in Wireless Cable of Atlanta, Inc., a wireless cable operator.
The balance in this category is the remainder of the investment of 25,000 shares at cost with the exception of $2,520 which is a capitalized organizational costs of subsidiaries. On October 28, 1996, BellSouth
Corporation issued a press release that stated that BellSouth and Wireless
Cable of Atlanta, Inc. have signed a nonbinding letter of intent calling for BellSouth to exchange one-half share of BellSouth stock for every share of Wireless Cable of Atlanta, Inc. stock. BellSouth stock was listed at $40.50 per share on November 4, 1996.

Long-term debt, including current portion, equaled $1,017,000 at September
30, 1996, a decrease of $121,000 from the beginning of the fiscal period reflecting contractual payments and no new borrowings.

Deposits from customer balances decreased approximately $44,000 at the end of the six month period compared to the beginning of the period due to the decrease in the backlog.

Accrued expenses totaled $543,000 as of September 30, 1996, a decrease of approximately $9,000 from March 31, 1996 due to the difference between accruals and payments on payroll and payroll tax accounts.

Total shareholders' equity was $6,706,000 as of September 30, 1996 compared to $6,935,000 as of March 31, 1996. An increase of $1,042,000 provided by net income was offset by the purchase of Treasury Stock aforementioned. An additional $22,000 was realized for the six month period from the issuance of stock under the Company Stock Option Plan while a decrease of $31,000 was incurred during the same period due to the purchase of 3,254 shares of Company stock under the repurchase agreement included in the KSOP plan.

As of March 31, 1996 there were 65,611 shares of Company stock exercisable at prices ranging from $0.34 to $3.4375 per share under the nonqualified stock option plans. During the first six months ended September 30, 1996, 9,633 of these shares were exercised.

As of September 30, 1996, the Company employed 92 people including 10 part-time employees. This complement compares to 95 as of June 30, 1996; 92 as of March 31, 1996 and 78 as of September 30, 1995. The management does not expect a material change in employment for the remainder of fiscal 1997.

The Registrant believes that its existing working capital coupled with the cash flow generated from its operations, including advance deposits on sales orders, will be sufficient to fund its anticipated working capital and debt payment requirements for fiscal 1997. The Company has an additional resource, a line of credit of $2,000,000 with an interest rate of prime less
1/2 percent. There have been no borrowings against this source of funding as of September 30, 1996. At the time of this report, the Registrant is negotiating with a new financial institution primarily for additional foreign sales financing.
                    PART II.  OTHER INFORMATION

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

Date: November 11, 1996                /s/ JAMES L. DeSTEFANO
                                       -----------------------------
                                       JAMES L. DeSTEFANO
                                       President/CEO

Date: November 11, 1996                 /s/ ALLAN J. HARDING
                                        -----------------------------
                                        ALLAN J. HARDING
                                        Vice President-Finance
