Form 10KSB/A
EMCEE BROADCAST PRODUCTS INC
filed 1996-11-19
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                      FORM 10-KSB/A (NO. 1)
                      ---------------------

(Mark One)

     X             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---            SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended March 31, 1996
                                                   --------------
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _________
                         _________________ to ___________________

                  Commission file number 1-6299

                    EMCEE BROADCAST PRODUCTS, INC.
           ----------------------------------------------
          (Name of small business issuer in its charter)

                 DELAWARE                       13-1926296
   -------------------------------------------------------------------
   (State or other jurisdiction of   (I.R.S. Employer Identification
       incorporation or organization)    Number)

 SUSQUEHANNA STREET EXTENSION,WEST, PO BOX 68, WHITE HAVEN, 18661-0068
------------------------------------------------------------------------
(Address of principal executive                              (Zip Code)
 offices)

Issuer's telephone number: (717) 443-9575
                       ---------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                 Name of each exchange on which
                                               registered:

        Common                     NASDAQ National Market
----------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                               None
                         (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                        Yes   X    No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X


State issuer's revenues for its most recent fiscal year. $14,292,562.


The aggregate market value of the voting stock held by non-affiliates of the Registrant is $27,396,719, computed by reference to the closing bid price of the stock at June 26, 1996. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                  OUTSTANDING AT JUNE 27, 1996
----------------------------------------------------------------------
Common stock, par value $.1-2/3 per sh.       4,152,757

               DOCUMENTS INCORPORATED BY REFERENCE

          Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 1996.


Transitional Small Business Disclosure Format (Check One)

                                        Yes      ;  No   X  .

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:
          DESCRIPTION OF EXHIBIT                            PAGE NUMBER

Articles of Incorporation and Bylaws

     Certificate of Incorporation. . . . . . . . . . . . .        36
     Bylaws. . . . . . . . . . . . . . . . . . . . . . . .       ( 1)

Material Contracts

     Purchase and Sale Agreement . . . . . . . . . . . . .       ( 1)
     1988 Stock Option Plan. . . . . . . . . . . . . . . .       ( 1)
     Officers Incentive Compensation Plan  . . . . . . . .        61
     Agreement (Change in Control Agreements for
      certain Executive Officers). . . . . . . . . . . . .        63
     Non-Negotiable, Non-Transferable Stock Warrant. . . .        79
     Purchase Order Master Contract. . . . . . . . . . . .        92 (2)

Subsidiaries . . . . . . . . . . . . . . . . . . . . . . .       ( 2)

Financial Data Schedule. . . . . . . . . . . . . . . . . .       ( 3)

     (1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1993.
     (2) Confidential portions have been omitted and filed separately with the SEC.
     (3) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 1995.
     (4) This Exhibit was filed electronically, but is not included in the paper copy of this report.

     In accordance with Rule 12b--15 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMCEE BROADCAST PRODUCTS, INC.


                              /s/ JAMES L. DESTEFANO
                              ---------------------------------
                              James L. DeStefano, President/CEO
                              Date: November 19, 1996


                              /s/ ALLAN J. HARDING
                              ---------------------------------
                              Allan J. Harding, Vice President-
                                                  Finance
                              Date: November 19, 1996

                    PURCHASE ORDER MASTER CONTRACT


                        DATED FEBRUARY 7, 1996


                                BETWEEN


              GENERAL INSTRUMENT CORPORATION OF DELAWARE

                                  AND

                    EMCEE BROADCAST PRODUCTS, INC.

                           TABLE OF CONTENTS

I.   SCHEDULES                                            1

II.  SCOPE OF CONTRACT                                    2

III. PURCHASE ORDERS, PERFORMANCE OF ENGINEERING
     SERVICES AND PRICES                                  2

IV.  SHIPMENT OF EQUIPMENT AND TESTING PROCEDURES         4

V.   TITLE AND RISK OF LOSS                               5

VI.  PAYMENT                                              6

VII. OPERATING MANUALS, SCHEMATICS AND VIDEO TAPES        6

VIII.WARRANTY, QUALITY ASSURANCE AND INSPECTION           7

IX. NON-WARRANTY REPAIRS AND SPARES SUPPORT FOR
    SARA VISION                                           8

X.  MUTUAL REPRESENTATIONS                                9

XI. CONFIDENTIALITY AND PROPRIETARY RIGHTS                9

XII.INDEMNIFICATION                                       10

XIII. LIMITATION OF LIABILITY                             12

XIV.  FORCE MAJEURE                                       12

XV.   TERMINATION                                         15

XVI.  ALTERATIONS, ADDITIONS AND OTHER VARIATIONS         16

XVII. NONWAIVER OF RIGHTS                                 17

XVIII.NOTICES                                             17

XIX.  APPLICABLE LAW AND RESOLUTION OF DISPUTES           18

XX.   BINDING EFFECT                                      19

XXI.  MEDIA RELEASES                                      19

XXII. AUDITS AND INSPECTIONS                              19

XXIII.CERTAIN REFERENCES; LANGUAGE                        20

XXIV. INDEPENDENT CONTRACTOR                              20

XXV.     ENTIRE AGREEMENT                                 20

XXVI.    SURVIVAL                                         20

XXVII.   FURTHER ASSURANCES                               20

                    PURCHASE ORDER MASTER CONTRACT

THIS Contract is made and effective on this 7th day of February 1996 (the "Effective Date"), by and between GENERAL INSTRUMENT CORPORATION OF DELAWARE, a Delaware corporation ("Buyer") and EMCEE BROADCAST PRODUCTS, INC., a Delaware corporation ("Seller").

                             WITNESSETH:

  WHEREAS, Buyer is an internationally known manufacturer and supplier of satellite and wireless cable television equipment;

  WHEREAS, Buyer has entered into an Agreement with Sara Vision Ltd., a Saudi Arabian limited liability company ("Sara Vision"), to design and supply to Sara Vision satellite and cable television equipment so as to enable Sara Vision to offer a wireless multipoint, multichannel distribution television system (the "WATS System") to its customers within The Kingdom of Saudi Arabia ("Saudi Arabia");

  WHEREAS, Seller is a manufacturer and supplier of the equipment (the "Equipment") and/or engineering and other services (the "Services") set forth in Schedule A, which Buyer wishes to include in its design, qualification, assembly and integration of the WATS System;

  WHEREAS, to accomplish the foregoing objective Buyer desires to have Seller design and supply the Equipment and the Services for use in the WATS System;

  NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in this Contract, the parties hereto hereby agree as follows:

I.      SCHEDULES

This contract between the parties ("Contract") consists of the terms and conditions set forth herein and the following schedules incorporated by reference:

A. Schedule A          Equipment Specifications, Engineering and Other Services
                       Description

B. Schedule B          Form of Purchase Order

C. Schedule C          Contract Price and Payment Terms

D. Schedule D          Cancellation Charges and Late Delivery Penalties

E. Schedule E          Testing and Acceptance Procedures

F. Schedule F          In-Country Spares

II.     SCOPE OF CONTRACT

A. Pursuant to this Contract Seller shall (i) provide to Buyer the Services as set forth in Schedule A to this Contract, to be performed outside of Saudi Arabia, with respect to the design, qualification, special assembly and integration of the Equipment in the WATS System, and (ii) sell to Buyer the Equipment for use in the WATS System in accordance with the Equipment Specifications set forth in Schedule A to this Contract; and Buyer shall pay for the Equipment and the Services in accordance with the Contract Price set forth in Schedule C to this Contract.

B. The Equipment to be supplied hereunder shall be manufactured or supplied by Seller. Seller shall disclose to Buyer in writing within five (5) days of the Effective Date the model number for each model of Equipment to be supplied under this Contract other than such Equipment which has no model number. Upon the revision of any model number identified to Buyer hereunder, Seller shall promptly identify such revised model number to Buyer.

C. In no event shall Seller, without Buyer's prior written consent, make any changes to the Equipment or the Equipment manufacturing process which affect the Equipment's design, specification, operation, external appearance, performanceor quality, or otherwise deviates from the Equipment Specifications. Seller shall notify Buyer in writing of any proposed changes to the Equipment as well as any proposed material changes to the Equipment manufacturing process at least ninety
(90) days prior to any implementation thereof, and shall provide to Buyer such information as may be reasonably required by Buyer to analyze the expected impact of such changes.

D. All work to be performed by Seller in Saudi Arabia shall be governed by a separate services agreement between Seller and Buyer's affiliate, General Instrument (U.K.) Ltd.

III.    PURCHASE ORDERS, PERFORMANCE OF ENGINEERING SERVICES AND PRICES
A.The term "Purchase Order" as used herein shall mean Buyer's written purchase order in the form set forth in Schedule B to this Contract, which is submitted to Seller for the purchase of Equipment and Services hereunder. Except as otherwise agreed by Buyer and Seller,all Purchase Orders for Equipment shall be issued at least _______ (_____) days prior to the required delivery date. Such Purchase Orders shall reference this Contract, identify the Equipment and Services,pricing, quantity, shipping and destination information, the required delivery date and other pertinent information for Seller to supply the Equipment and Services hereunder. Such Purchase Orders are incorporated herein by reference. If, however, any term of an issued Purchase Order conflicts with any term of this Contract, this Contract shall take precedence. Acceptance of such Purchase Orders by Seller may be made by signing and returning the attached acknowledgment copy of the Purchase Orders, by other express acceptance, or by attempted part or full performance. If Seller uses its own form to accept a Purchase Order, it is understood that such use is for Seller's convenience only and that Buyer hereby refuses to assent to any terms or conditions contained therein, whether conflicting with or in addition to those contained herein, and such conflicting and/or additional terms and conditions shall be of no force or effect.Acceptance by Seller of such Purchase Orders are limited to the terms and conditions of this Contract, and Buyer hereby rejects any other terms, conditions and provis-ions proposed by Seller. Seller shall acknowledge each Purchase Order in writing within _____ (____) calendar days of receipt.
Purchase Orders may be submitted hereunder by Buyer and its affiliated companies as from time to time are identified in writing by Buyer to the Seller. Unless agreed in writing by Buyer, Seller shall not purchase materials, or make commitments or production arrangements, in excess of the amount, or in advance of the time reasonably necessary to meet the required delivery date as set forth on the Purchase Orders submitted hereunder.

B. Seller shall, in a competent and professional manner, promptly perform the Services set out in Schedule A and prepare and deliver to the Buyer the reports and documents set forth therein

C. Beginning with the first month following the effective date of this Contract, Buyer shall provide to Seller on or before the first day of each calendar month a forecast of expected Equipment and Services for the next six months. Such forecasts for Equipment and Services are for planning purposes only and shall not be considered a binding commitment absent a Purchase Order issued in accordance with this Contract.

D. The Equipment and Services shall be sold hereunder at the prices set forth on Schedule C, or such other prices as Seller and Buyer may agree in writing from time to time during the term of this Contract.__________________________
_________________________________________________________________________
_________________________________________________________________________
_________________________________________________________________________
_________________________________________________________________________
_________________________________________________________________________

E. Buyer may at any time and from time to time, without further cost or liability, by written notice to Seller at least _______ (______) business days prior to a required delivery date, reschedule any Purchase Order, in whole or in part, to a later rescheduled delivery date.

F. _______________________________________________________________________
In the event of a cancellation of any Purchase Order or portion thereof by Buyer for reason other than a "Force Majeure" event described in paragraph XIV or Seller's fault hereunder, Seller may, at its election, require Buyer to pay a cancellation charge for the Equipment and Services canceled by Buyer. Such cancellation charge, if any, shall be determined in accordance with Schedule D. __________________________________________________________ Seller shall not be paid for any work done in respect of the canceled Purchase Order after receipt of the notice of cancellation nor for any costs or expenses of Seller or Seller's suppliers or subcontractors which Seller could reasonably have avoided.

In no event shall any such cancellation charge exceed the purchase price of the Equipment and Services canceled, nor shall any such charge apply to goods or materials which are reasonably returnable by Seller or otherwise useable or can be sold in the normal course of Seller's business.

Within thirty (30) days after notice of cancellation by Buyer, Seller shall present Buyer with a cancellation charge calculation accompanied by a certifi-cate signed by the Controller or other financial officer of Seller stating that such charge properly includes all costs connected with or incurred as a result of such cancellation. Buyer shall pay Seller for all cancellation charges determined in accordance with Schedule D hereof within thirty (30) days of Buyer's receipt of Seller's invoice therefor, together with the certificate signed by the Controller or other financial officer of Seller. Subject to Paragraph XI, title to all items of work subject to the canceled Purchase Order, which would have been incorporated into a deliverable item under this Contract, shall, upon payment by Buyer in full of the cancellation charges due hereunder, vest in Buyer, and shall be tendered to a carrier of Buyer's selection.
IV.     SHIPMENT OF EQUIPMENT AND TESTING PROCEDURES

A. Seller shall mark, pack, package, crate, transport, ship and store all Equipment to ensure (i) delivery thereof to the identified ultimate destination in safe condition, (ii) compliance with all requirements of the carrier and destination authorities and (iii) compliance with any special instructions of Buyer contained in any Purchase Order. Buyer shall designate the carrier for shipment. All shipments shall be made__________________ ___________________, and the prices identified herein shall include all fees, costs and charges to be paid for the Equipment, including without limitation, all applicable taxes and all applicable charges for packing, storing and loading.

B. All Equipment shall be manufactured and delivered to Buyer in accordance with the required delivery dates, time being of the essence. Upon availability for shipment from Seller's location of the Equipment purchased hereunder, Seller shall promptly notify the carrier designated by Buyer and tender such equipment to the carrier for shipment. Seller shall immediately notify Buyer by telephone, with written confirmation, of the occurrence of any delay and the period of such delay in the scheduled and or actual delivery of any Purchase Order hereunder or any portion thereof with respect to the required delivery date._____________
____________________________________________________________________________
___________________________________________________________________________

Notwithstanding anything to the contrary in this Contract, Seller acknowledges that in the event of its failure to deliver Equipment or to perform associated Services by the date or within the time period specified in a Purchase Order,

Buyer may incur losses or damages that will be difficult or impossible to measure or otherwise ascertain. If the delay is not due to fault of Buyer or the occurrence of a "Force Majeure" event described in Paragraph XIV of this Contract, Buyer may, at its option, assess Seller the late delivery penalties listed in Schedule D to this Contract. If at any time during the term of this Contract the Equipment or Services designated on any Purchase Order is to be delayed or has been delayed for a period of more than _____ (____) days from the required delivery date, and such delays are not due to fault of Buyer or the occurrence of a "Force Majeure" event described in Paragraph XIV of this Contract, then such delays will constitute a default in Seller's performance of its material obligations under this Contract.

C. Seller shall in a timely manner duly prepare and provide to the selected carrier and send by reliable courier to Buyer, the following for each shipment of the Equipment:

1. such documentation as may be required in order to enable the Equipment to be exported to and landed in Saudi Arabia in accordance with Saudi Arabian requirements.

2. two original detailed packing lists for such equipment, each stating the model number (where available), quantity and description of tendered equipment to which such amount relates.

D. Seller shall perform the performance testing of the equipment in accordance with the testing and acceptance procedures as are set forth in Schedule E. If such tests are not successfully completed to Buyer's reasonable satisfaction and reasonable approval, Seller shall evaluate the results and subject to the terms hereof, promptly make, or cause to be made, such corrections and/or adjustments to the operation, configuration, or design of the Equipment as will result in a Successful Completion (as such term is defined below) of such performance testing.

E. Buyer shall be given at least ____ (___) business days notice prior to the commencement of such testing and given the opportunity to observe such testing. In the event Buyer determines not to observe the testing performed at Seller's facility, the test results shall be deemed to have been approved by Buyer upon Seller's certification that the tests have resulted in a Successful Completion. Seller acknowledges and agrees that representatives of Sara Vision may attend with Buyer any testing sessions as to which Buyer may attend hereunder. The term "Successful Completion" as used herein shall mean the completion of the applicable tests to the reasonable satisfaction of Buyer in accordance with the procedures contemplated in Schedule E hereto, with test results equal to or better than the test results set forth therein as being acceptable. Seller shall record in writing such test results and certify in writing each Successful Completion thereof in the form of, and in accordance with the procedures set forth in, Schedule E (a "Certificate of Successful Test Completion").

V.      TITLE AND RISK OF LOSS
Unless otherwise set forth on a Purchase Order, title and risk of loss for all items purchased hereunder shall pass to Buyer when Equipment________________________________________________. Without limiting the foregoing, prior to Seller's shipment of the Equipment in the manner required hereunder, the Equipment shall be held by or on Seller's behalf without risk or expense to Buyer, and any payments received by Seller for the purchase of such items shall be held by Seller pending such title transfer.

VI.     PAYMENT

A. In consideration for the sale of the Equipment and the performance of the Services (including without limitation the due performance of the applicable testing described in Paragraph IV.E above) in accordance with the provisions of this Contract, Buyer shall promptly pay to Seller the total amount set forth in Schedule C, in U.S. Dollars (the "Contract Price").

B. Such payment of the Contract Price shall be made in accordance with the payment schedule set forth on Schedule C.

C. Buyer may deduct from any payment due to Seller or set-off against any claim by Seller any amount which is due to Buyer by Seller for any reason, including, among other reasons, any charges caused by deviations from the terms, conditions and provisions of a Purchase Order.

VII.    OPERATING MANUALS, SCHEMATICS AND VIDEO TAPES

A. Concurrently with the delivery of the Equipment to which it relates, Seller shall provide Buyer with five (5) copies of any associated English language (i) operating/customer maintenance manuals for each unit of the Equipment and/or
(ii) schematics or blueprints for each unit of the Equipment.

B. Seller shall, at Seller's expense, assist Buyer in the preparation of English language video tapes with respect to the operation, troubleshooting and service of the Equipment. Alternatively, if Seller has already prepared video tapes relating to the operation, troubleshooting and service of the Equipment, then, at Buyer's sole option after review of the content of such video tapes, Seller may provide Buyer with five (5) copies of one or more English language video tapes for each type of Equipment sold hereunder.

VIII.   WARRANTY, QUALITY ASSURANCE AND INSPECTION

A. Seller warrants that each item of Equipment being sold hereunder shall, for the Warranty Period set forth below, (i) conform in all material respects to the Equipment Specifications set forth on Schedule A, be free from defects in design, materials and workmanship, and, at the time of shipment, consist of new and unused components and parts, (ii) with respect to Services to be performed hereunder, be diligently performed in a prompt, competent and professional manner, (iii) be free of any adverse third party claim against title and comply with all applicable governmental laws and regulations governing the manufacture, sale and export of the Equipment under this Contract, (iv) notinfringe the proprietary and contract rights of others which in any way restrict or prevent Buyer's or Sara Vision's use of such Equipment, and (v) be merchantable and otherwise fit for the particular purposes and uses for which they are purchased to the extent that such purposes and uses are generally known to Seller. The Warranty Period for the Equipment covered by this paragraph shall commence upon Seller's shipment of such Equipment to Buyer and continue thereafter until the earlier of_________________________________________________________________
Such warranty shall be assignable by Buyer to Sara Vision.

B. Seller shall upon notice or discovery of any Equipment which fails to comply with Seller's warranty hereunder ("Equipment Failure") promptly correct the cause of the Equipment Failure, and, at Seller's option, promptly repair to first quality with new and unused parts or promptly replace the Equipment that is affected by the Equipment Failure. Unless otherwise indicated, "promptly" as used in this paragraph shall mean by the earliest time that is reasonably possible through the use of best efforts and due diligence, but in no event more than ___ (__) days. Buyer shall be responsible for returning the affected Equipment to Seller.Seller shall be responsible for all other expenses resulting from an Equipment Failure that are incurred in storing, packing, repairing, replacing and re-shipping Equipment to Buyer.

1. If the cause of an Equipment Failure is not corrected and/or the affected Equipment is not repaired or replaced within such time period, Buyer may, at its option and by written notice to Seller at any time and from time to time thereafter during the continuance of Seller's failure to correct the Equipment
Failure: (i) without liability or charge, cancel any Purchase Order or affected portion thereof and return for a full refund any Equipment to which the Equip-ment Failure relates, or (ii) make such corrections, repairs and replacements as are required with respect to the Equipment Failure and charge Seller for the costs incurred in so doing. All such monies as may become payable to Buyer hereunder shall be promptly paid by Seller, or at Buyer's option offset against any monies due to Seller.

2. If there is an Equipment Failure which occurs ________ times as a result of the failure of a particular component of Equipment containing the same serial number, said component shall be considered as unreliable, and Seller shall be required to promptly replace such affected component with a new and unused component of the same model number.

3. If there is an Equipment Failure which occurs as a result of the failure of a particular electronic component in a particular component of Equipment containing the same model number either__ times or in_____ of the components of Equipment delivered under this Contract, whichever is greater, then the Equipment Failure will constitute an "____________ Failure." In the event of an
__ Failure, Seller must promptly respond to (x) investigate the cause of such
________ Failure, (y) correct the cause of such ________ Failure in each item of Equipment delivered under this Contract, and (z) correct the cause of such ________ Failure in each item of Equipment in the process of being manufactured under the Contract. In the case of an ________ Failure, Buyer shall be entitled to investigate the cause of such ________ Failure along with Seller, and Seller shall share with Buyer all information relating to the cause and/or correction of such _____ Failure.

4.If there is an Equipment Failure or an ________ Failure which is not or cannot be promptly remedied by Seller as set forth above, then such Equipment Failure or ___ Failure shall constitute a default in Seller's performance of its material obligations under this Contract.

5. Until ____________________________________ described above, in an effort to minimize the potential downtime resulting from Equipment Failure, Seller will support an exchange program whereby Seller will ship those items of additional Equipment identified on Schedule F, which Equipment shall be maintained bySeller in an inventory in Riyadh at Seller's expense. In the event of an Equipment Failure, Seller shall permit Buyer or Sara Vision to exchange the affected Equipment for Equipment of like kind maintained in inventory and will repair the defective Equipment and return it to Riyadh, where it can then be inventoried in order to service any future Equipment Failures.

C.The warranties set forth herein shall apply only to the Equipment which, after regular installation and under normal usage, are found to have been defective within the warranty period specified by Seller. Seller must be notified of any claims hereunder, no later than ______ (___) days after the expiration of the warranty period. Such warranties shall not apply to equipment or component parts thereof that have been damaged as a result of physical or electrical abuse, accident, misuse, use under other than normal operating conditions, disassembly or repair of warranted Equipment by persons other than Seller's employees,except with Seller's written approval. Seller shall not be responsible for delays in performing its obligations under this Paragraph resulting from Buyer's neg-ligence or fault or from events of Force Majeure. Buyer may, but shall not be required to, perform tests prior to the expiration of the warranty period to determine whether equipment conforms to applicable warranties.

D.THE WARRANTIES SET FORTH HEREIN ARE IN LIEU OF ALL OTHER WARRANTIES, WHETHER EXPRESS OR IMPLIED.

IX.     NON-WARRANTY REPAIRS AND SPARES SUPPORT FOR SARA VISION

A. Seller agrees that for at least ______ (___) years from the delivery of the Equipment (the "Support Period"), Seller shall maintain the ability to provide Buyer and/or Sara Vision (or make arrangements for the provision of) with its reasonable requirements for such repair services and/or spare parts for the Equipment which it manufactures and furnishes hereunder. It is understood that the charges to Buyer and/or Sara Vision for spare parts and/or repairs not covered by warranty shall be at the then current, published time and material rates or spare parts prices and shall be invoiced and payable as soon as work involved is completed. All shipping, insurance, handling and other like costs and expenses associated with such repair services shall be the responsibility of Buyer and/or Sara Vision as the case may be. Such repair services will be provided by Seller at a facility to be designated by Seller. Seller shall have no obligation hereunder or otherwise, to provide further spare parts or repair services with respect to any goods which it has not furnished hereunder, or to any person or entity that has failed to pay promptly for any such spare parts or repairs. Seller has the right at any time to change the amount of credit or terms of payment or to withdraw credit and to require partial or full payment in advance as a condition of rendering further services or making further shipments hereunder.

B. _______________________________________________________________________
_________________________________________________________________________
_________________________________

X. MUTUAL REPRESENTATIONS

Each party represents and warrants that:

1. It is duly incorporated and in good standing in its jurisdiction of incorporation and has corporate power and authority to enter into and perform this Contract.

2. Its execution, delivery and performance of this Contract has been duly authorized by all necessary corporate action.

3. Neither it, nor any of its owners, officers, directors, employees, agents or representatives (i) is (or will be at any time during the term of this Contract) an official, agent or employee of, or in any manner connected with, any government, political party, or any entity, agency, instrumentality or subdivision of such government or party, or any corporation or other entity owned or controlled thereby, and (ii) has received any payment, has knowledge of any payment or other benefit, or will knowingly assist with or permit any payment or other benefit, to be made,directly or indirectly, by or on their behalf, to any person who is an official, agent or employee of, or in any manner connected with, any government, political party or any entity, agency, instrumentality or subdivision of such government, party, or any corporation or other entity owned or controlled thereby, for the purpose of obtaining or retaining business within Saudi Arabia, and shall promptly notify the other of any event that would or may result in an exception to the foregoing representations .

XI. CONFIDENTIALITY AND PROPRIETARY RIGHTS

A. All information disclosed by either party to the other party, including the terms and conditions of this Contract shall be subject to the Non-Disclosure Agreement dated October 13, 1994 between Buyer and Seller.

B.In the event that the Equipment Specifications require that the Equipment is to bear any trade names, trademarks, insignias, logos and the like, which are owned or controlled by any General Instrument affiliated company ("General Instrument Marks"), such use shall be strictly in accordance with Buyer directions and nothing contained in this Contract shall transfer or grant to Seller any right or interest in the General Instrument Marks except use thereof in the supply of Equipment to Buyer pursuant to this Contract. Upon termination of this Contract, for any reason, Seller shall remove all General Instrument Marks from any Equipment which may thereafter remain in Seller's possession or control.

C. Except as set forth in this Contract, nothing contained herein shall transfer or grant to either party each other's rights in patents, copyrights, trade secrets or other proprietary rights related to Equipment except the use thereof as related to and provided under this Contract.

D. The obligations under this Paragraph shall survive termination or expiration of this Contract. All tangible forms of proprietary information delivered by a party to the other hereunder shall be and remain the property of the party furnishing the same or its applicable supplier or subcontractor, and shall be returned to the furnishing party upon any termination of this Contract as a result of any breach by the receiving party hereunder.

E. Neither party shall use the name or the name of any trademark or trade name (or symbolic representation thereof) of the other party or its parent, subsidiaries or other affiliates, in marketing, advertising, public relations efforts or in any other manner without the express written consent of such other party in each instance, which consent shall not unreasonably be withheld or delayed.

XII. INDEMNIFICATION

A. Seller shall indemnify and hold harmless Buyer, its shareholders, directors, officers, employees, agents, attorneys, designees and assignees, or any of them, from and against all losses, damages, settlement amounts, liabilities, expenses, attorney's fees, costs, claims, suits, demands, actions, causes of actions, proceedings, judgments, assessments, deficiencies and charges (collectively, "Damages") caused by, relating to or arising from a default in Seller's performance in accordance with this Contract of its obligations hereunder, or a breach of its warranties or representations made herein.

B. Buyer shall indemnify and hold harmless Seller, its shareholders, directors, officers, employees, agents, attorneys, designees and assignees, or any of them, from and against Damages caused by, relating to or arising from a default in Buyer's performance in accordance with this Contract of its obligations hereunder, or a breach of its warranties or representations made herein.

C. Seller shall indemnify and hold harmless the Buyer, its shareholders, directors, officers, employees. attorneys. agents, designees and assignees, from and against all Damages to the extent that such Damages are based on a claimthat equipment manufactured and sold by Seller to Buyer constitute an infringement of any United States or Saudi Arabian patent or copyright, or misappropriation of a trade secret. Seller shall not be liable for any of the following exclusions:
(i)infringement by equipment not manufactured and sold by Seller hereunder, or from a combination with, an addition to, or modification of the equipment after delivery by Seller (other than as contemplated by this Contract or performed or authorized in writing by Seller), or from use of the Equipment, or any part thereof, in the practice of a process, or from the use of other than the current available releases of any software available from Seller or the immediately preceding release, except to the extent that Seller has informed Buyer that such immediately preceding release violates a third party Intellectual Property right,or (ii) for royalties payable with respect to the use of such infringing equipment, or for any royalty basis other than as set forth above. Seller shall not be obligated to defend or be liable for costs and damages arising out of or related to the above exclusions

D. Subject to the aforementioned exclusions, if any equipment manufactured and supplied by Seller to Buyer is so held to infringe any United States or Saudi Arabian patent or copyright or to misappropriate a trade secret and in any such instance Buyer or Sara Vision is enjoined from using the same, or if Seller believes such infringement or misappropriation is likely, Seller will exert reasonable efforts, at its expense, (i) procure for Buyer on behalf of Sara Vision the right to use such equipment free of any liability for patent or copyright infringement or trade secret misappropriation or (ii) replace or modify such equipment with a non-infringing substitute otherwise complying sub-stantially with all the requirements of the Contract. If Seller is unable to implement any of the foregoing options, then upon return of the equipment,Seller will refundto Buyer the purchase price and the transportation costs thereof, less a reasonable credit for use, damage and obsolescence

E. In the event of a claim with respect to which a party is an indemnified party hereunder, such party (the "Indemnified Party") shall notify the other party (the "Indemnifying Party") in writing as soon as practicable, but in no event later than fifteen (15) days after receipt of such claims. The Indemnified Party's failure to provide such notice shall not preclude it from seeking indemnification hereunder unless such failure has materially prejudiced the Indemnifying Party's ability to defend such claim. The Indemnifying Party shall promptly defend such claim (with counsel of its own choosing) and theIndemnified Party shall cooperate with the Indemnifying Party in the defense of such claim, including the settlement of the matter on the basis stipulated by the Indemnifying Party (with the Indemnifying Party being responsible for all costs and expenses of such settlement). If the Indemnifying Party within a reasonable time after notice of a claim fails to defend the Indemnified Party, the Indemnified Party shall be entitled to undertake the defense, compromise or settlement of such claim at the expense of the Indemnifying Party. Upon the assumption of the defense of such claim, the Indemnifying Party may settle, compromise or defend as it sees fit.

F. _______________________________________________________________________

XIII. LIMITATION OF LIABILITY

IN NO EVENT SHALL EITHER PARTY HEREUNDER BE LIABLE FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES (INCLUDING, WITHOUT LIMITATION, DAMAGES FOR LOSS OF GOOD WILL, LOSS OF BUSINESS PROFITS, BUSINESS INTERRUPTION, LOSS OF BUSINESS INFORMATION OF OTHER PECUNIARY LOSS) EVEN IF ADVISED OF THE POSSIBILITY THAT SUCH DAMAGES MAY ARISE. IN NO EVENT SHALL SELLER BE LIABLE FOR ANY LOSS OF AUDIO, VIDEO OR DATA SIGNALS. In no event shall either party's liability for any breach exceed the purchase price for such Equipment giving rise to the claim.Any action hereunder must be commenced within one (1) year after the cause of action has accrued. Nothing in this Contract shall relieve either party of any liability resulting from its gross negligence or willful misconduct.

XIV. FORCE MAJEURE

A."Force Majeure" shall mean any act, event or condition described below which prevents the affected party from performing its obligations under this Contract if such act, event or condition and its effects are beyond the reasonable control of such party (and any third party over which such party has control) and are not a result of the willful or negligent action of such party or of any third party over whom such party has control:

1.An act of God, including but not limited to, landslide, lightning, earthquake, fire, explosion, casualty, storm, or flood;

2.Acts of boycott, embargo, war, blockade, insurrection, riot or civil disturbance;

3. Strikes, lockouts or concerted acts of workmen (except where it is within the power of the party invoking Force Majeure to prevent);

4. Impossibility in the use of railways, airlines, ships, terminals, ports, Airports or other transport means or services;

5. Unavailability of energy, goods or materials (compounded by the same unavailability from alternate sources);

6. A material adverse change in the applicable laws, codes, rules, orders or regulations, or the enforcement thereof, by governmental authorities, after the date of this Contract, or a material contradiction within such applicable laws, codes, rules, orders or regulations.

B. If a party's performance of this is prevented, restricted, delayed or interfered with by reason of Force Majeure, such performance shall be excused to the extent delayed or prevented by Force Majeure, provided, however, that reasonable steps are taken to avoid or remove such causes of nonperformance and to continue performance whenever and to the extent such causes are removed.

C. Furthermore, Seller shall be under no liability whatsoever for any damage to the Equipment comprising the WATS System or to other property, whether of the Buyer, Sara Vision or third parties, or for injury or loss of life, or for delays which are the consequence, whether direct or indirect, of war, hostilities, ivasion, rebellion, revolution, insurrection or military or usurped power, civil war, riot, commotion or disorder, or the like, in any way involving or related to Saudi Arabia (hereinafter collectively referred to as "special risks"), and in such circumstances the following shall apply:

 1. If any components of the WATS System supplied by Seller or any other materials or property shall sustain destruction or damage by reason of any of the aforesaid special risks, Seller shall nevertheless be entitled to be paid for the same upon reimbursement of Buyer by Sara Vision; additionally Seller shall be entitled to be paid by Buyer upon reimbursement of Buyer by Sara
Vision the cost of repairing or replacing any such destruction or damage thereto so far as maybe required by Buyer.

2. Upon reimbursement of Buyer by Sara Vision, Buyer shall repay to Seller any increased cost of or cost incidental to the execution of its performance hereunder which is howsoever attributable to or consequent on the special risks.

3.In the event of such special risks, Buyer shall be entitled, at its option, to terminate this Contract upon written notice to Seller, in which event Seller shall immediately cease work in the manner and to the extent specified. Upon receipt of such a notice of termination, Seller shall promptly take the following actions:

a. Stop work under the Contracts on the date and to the extent specified in such notice of termination.

b. Place no further orders for materials, services or facilities, except as may be necessary for completion of such portion of the work as is not terminated.

c. Terminate orders to the extent that they relate to the performance of work terminated by such notice of termination.

d. Settle all outstanding liabilities and all claims arising out of such termination of orders for material, services or facilities; and

e.Take such actions as are reasonable for the protection and preservation of the property related to this Contract which is in the possession of Seller and for which Buyer has or will acquire title hereunder.

4. Within thirty (30) days after determination by Seller of the cost of all work terminated, Seller shall submit to Buyer its termination claim consisting of the costs of all work performed up to the date of termination,
________________________________________________________________________
The term "costs" as used herein includes but is not limited to _________
________________________________________________________________________

The termination claim shall give credit for all amounts already paid by Buyer to Seller in respect of the terminated work.

5. Each termination claim shall be accompanied by a certificate signed by the Controller or other financial officer of Seller stating that the claim properly includes costs connected with or incurred as a result of such termination. In the event Buyer desires independent verification of the claim, it may request at Buyer's expense to have Seller's independent certified public accountants audit such costs and report to the parties.

6. Subject to Paragraph XI, title to all items of work, which would have been incorporated into a deliverable item under this Contract, and which are in progress before the giving of the notice of termination under Paragraph XIV.C.3 above, shall, upon payment by Buyer in full of all amounts due hereunder after reimbursement by Sara Vision, vest in Buyer, and shall be tendered to a carrier of Buyer's selection.

7. If in Seller's sole judgement it is feasible for Seller to utilize any items of terminated work for which Buyer has paid for hereunder, it shall submit to Buyer an offer to acquire such items. If such offer is accepted, Seller's termination claim shall be credited with the agreed acquisition price.

8. Upon a partial termination, Seller and Buyer shall upon mutual agreement equitably reprice the work not terminated and the applicable Contract Price for such work shall be adjusted accordingly.

9. Buyer shall have no liability for payments to Seller under this Paragraph XIV unless and until Buyer has received payment therefor from Sara Vision. Buyer agrees that it will proceed with reasonable diligence to pursue its remedies against Sara Vision.

XV. TERMINATION

A. Either party shall, upon written notice to the other, have the right to terminate this Contract, in whole or in part, upon the occurrence of any of the following events: (i) the other party transfers a substantial portion of its assets, property or business for the benefit of creditors, (ii) a receiver, trustee in bankruptcy or similar officer is appointed to take charge of all or any part of the other party's property or business, or is adjudicated abankrupt,
(iii) the other party's performance of its material obligations hereunder is prevented, restricted, delayed or interfered with by reason of Force Majeure and such event continues for a period in excess of six (6) months, (iv) the Buyer's agreement with Sara Vision is terminated for any reason, (v) the other party defaults in its performance of its material obligations hereunder and such default is not promptly remedied within a reasonable time after written notice from the non-defaulting party of such default, or (vi) the representations or warranties made by the other party hereunder are materially false or breached.

B. In addition, Seller shall have the right to terminate this Contract if Buyer neglects or fails to make payment in accordance with the terms hereof and such condition is not remedied within _______ (___) business days (Seller may, at Seller's option, extend the time for Buyer's cure) after written notice to Buyer.
C. In the event of a termination on account of the occurrence of the event set out in Paragraphs XV.A.(v), (vi) or XV.B hereof, the following provisions shall apply:

  1.    If such termination is by reason of Seller's default, then:


   (a) Seller shall not be entitled to received any further payments under this Contract except for payments as are due equitably or pursuant to the terms of this Contract for work (services performed and equipment tendered) actually performed in accordance with the relevant provisions of this Contract up to the effective date of termination.

   (b)  Buyer shall be entitled at its option either to:

        (i) the terminated work (including title thereto except as provided in Paragraph XI) existing on the effective date of the termination, plus the difference between (A) all reasonable amounts paid to Seller and third parties (including all amounts paid previously and subsequently to such termination) necessary to conform the terminated work to the relevant provisions of this Contract (including without limitation the Equipment Specifications), and (B) the Contract Price with respect to the terminated work, or

        (ii) a refund of all payments made to Seller, but in no event shall any such refund exceed the Contract Price for the work so terminated as set out in the relevant provisions of this Contract. In the event of such a refund, Seller shall be entitled to retain title to any and all work which Seller has specifically produced or acquired or entered into in accordance with this Contract, as to which such refund has been made.

  2. If such termination is by reason of Buyer's default, then Seller shall have the right immediately to stop work (including stopping the tendering of any undelivered equipment), and Seller shall be entitled to receive from Buyer as payment
        _____________________________________________________________.

D. n the event of a termination on account of the occurrence of the events set out in Paragraphs XV.A.(i), (ii), (iii) and (iv) hereof, the provisions of_________________________________________________________________.

E. In respect of termination claims by either party hereunder, each claim shall be accompanied by a certificate signed by the Controller or other financial officer of the claiming party stating that the claim properly includes all and only those costs connected with or incurred as a result of such termination. In the event the other party desires independent verification of the claiming party's claim, it may request at its expense to have an independent certified public accountant audit such costs and report to the parties. It is understood and agreed that Paragraph XIX. hereof shall apply to all disputes or controversies arising out of a termination claim.

F. Except as set forth herein such termination shall be in addition to any other rights and remedies provided by contract, law or in equity.

XVI. ALTERATIONS, ADDITIONS AND OTHER VARIATIONS

A. Buyer shall have the right to request a variation in the quality or quantity of the Equipment or work, or any part thereof, to be provided under this Contract, that may in its opinion be necessary, as set forth below:

1. To increase or decrease the quantity of any work or Equipment to be provided under the Contract.

2. To change the timing, character or quality or kind of any such work or Equipment.

Upon acceptance of the same by Seller, such variations shall be considered as an integral part of the Contract and the value (if any) and scope of all such variations shall be taken into account in ascertaining the required equitable adjustment, if any, of the schedule, the amount of the Contract Price and/or the timing of the payment of such Contract Price according to the Contract.

B. Except as set forth herein, Seller and Buyer shall _____________________ of such adjustment to the Contract Price in respect of such variations. Any reduction in costs to Seller of providing the Equipment or performing the work resulting from such variations shall be credited against the amounts otherwise owing to Seller by Buyer hereunder or, if no amounts are owing at such time, shall be promptly refunded to Buyer.

C. The Seller shall, from time to time, send to Buyer or Buyer's Representative a separate account giving particulars (fully detailed) of all claims for any additional expense to which Seller may consider himself entitled hereunder, and of all extra and additional work ordered by Buyer which it has executed during the preceding month.

XVII. NONWAIVER OF RIGHTS

Neither the waiver by a party hereto of a breach of, or a default under, any of the provisions of this Contract, nor the failure of a party on one or more occasions, to enforce any of the provisions of this Contract or to exercise any right or privilege hereunder shall thereafter be construed as a waiver of any subsequent breach or default, or as a waiver of any of such provisions,rights or privileges hereunder.

XVIII. NOTICES

All notices, requests, or other communications which may be sent or electronically transmitted by either party to the other party pursuant to this Contract, shall be in writing, sent by telefax (with confirming telefax receipt), registered or certified mail, postage prepaid, or delivered by recognized courier service, and shall be deemed to have been given when received, as follows:

If to Buyer:

   GENERAL INSTRUMENT CORPORATION OF DELAWARE
   GI Communications Division
   2200 Bayberry Road
   Hatboro, PA 19040 USA
   Attention: Director, International Projects
   Tel: 215 830-6137
   Fax: 215 830-5106

with a copy to

   GENERAL INSTRUMENT CORPORATION OF DELAWARE
   GI Communications Division
   2200 Bayberry Road
   Hatboro, PA 19040 USA
   Attention: General Counsel
   Tel: 215 957-8240
   Fax: 215 956-6408

If to Seller:

   EMCEE BROADCAST PRODUCTS, INC.
   Susquehanna Street Extension
   P.O. Box 68
   White Haven, PA 18661-0068
   Attention: President/Chief Executive Officer
   Tel: 717 443-9575
   Fax: 717 443-9257

with a copy to

   LAPUTKA BAYLESS ECKER & COHN, P.C.
   2 East Broad Street, 6th Floor
   Hazleton, PA 18201
   Attention: Martin D. Cohn, Esq. and Robert S. Sensky, Esq.
   Tel: 717 455-4731
   Fax: 717 455-0729
or to such other address as the person to whom notice is to be given may have specified in a notice duly given to the sender as provided herein.



XIX. APPLICABLE LAW AND RESOLUTION OF DISPUTES

A. This Contract shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, including the Uniform Commercial Code as thereby adopted, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any other jurisdiction.

B. Any dispute, controversy or claim arising out of or in connection with this Contract, including any question regarding its existence, construction, interpretation, validity, termination, whether during or after the life of this Contract, shall be referred to and finally resolved by compulsory arbitration, from which no appeal may be taken, under the Rules of the American Arbitration Association. The arbitration shall be held in Philadelphia, Pennsylvania before three arbitrators, one arbitrator to be appointed by each party.If a party fails to appoint its arbitrator within a period of ten (10) business days after the other party has appointed its arbitrator, or if the parties cannot agree on the third arbitrator within a period of fifteen (15) business days after the appointment of the second arbitrator,then the second arbitrator and/or the third arbitrator, as the case may be, shall be appointed by the American Arbitration Association.

C. The parties hereby consent that service of process in any litigation may be served in the same manner as any notice hereunder as set forth in Paragraph XVIII, with the exception that no notification shall be served by fax.

D. Judgment upon the arbitration award may be entered by any court having competent jurisdiction

E. Nothing in this contract shall be deemed to prevent either party from seeking injunctive relief from any judicial or administrative authority.

XX. BINDING EFFECT

These terms and conditions shall be binding upon and inure to the benefit of both parties hereto and their permitted successors and assigns.Neither party may assign any right or obligation hereunder without the other's prior written consent except to an entity controlled by, controlling or under common control with such party provided (i) the assignee agrees to be bound by the terms and conditions of this Contract, and (ii) such assignment does not adversely affect the other party's ability to exercise, and/or benefit from, its rights under this Contract. As used herein "control" and variations thereof, shall mean the ownership or control, directly or indirectly, of more than fifty percent
(50 percent) of the voting power of the shares or other ownership interests entitled to vote for the election of directors or other governing authority.

Except as specifically provided herein, this Contract is not intended to establish any third-party beneficiary rights.

XXI. MEDIA RELEASES

All information released to the media by Seller or Buyer relating to this Contract shall be coordinated with and approved in writing by Seller and Buyer prior to its release. Neither Seller nor Buyer shall distribute any promotional or marketing material using the name of the other party, without the prior written consent of such party.

XXII. AUDITS AND INSPECTIONS

Buyer reserves the right to visit Seller's facilities and to audit and inspect Seller's books, records and operations as is reasonably necessary to verify Seller's proper compliance with this Contract. Buyer shall give at least five
(5) days prior written notice of such audit and conduct such audit at its own expense and solely for the purpose of insuring compliance with this Contract. Any such audit or inspection shall occur during regular business hours and shall not unreasonably interfere with Seller's business activities.

XXIII. CERTAIN REFERENCES; LANGUAGE

The various headings and titles herein are for convenience and are not intended to affect the meaning of the text.

XXIV. INDEPENDENT CONTRACTOR

This Contract establishes a relationship of vendor and customer and neither party hereunder shall be deemed an agent, employee, partner, subcontractor or joint venturer of the other by virtue of this Contract or otherwise. Furthermore neither party has the authority, express or implied, to assume or create any obligations, responsibilities or liabilities on behalf of the other, to provide any certifications to third parties on behalf of the other party, nor to bind the other in any manner whatsoever.

XXV. ENTIRE AGREEMENT

This document and the various schedules forming this Contract are to be considered as one indivisible whole and the various conditions and clauses as mutually complementary and explanatory. The terms and conditions incorporated herein contain the final and entire agreement and understanding between the parties with respect to the subject matter hereof and merge and supersede all prior agreements, understandings and representations. No additions or modifications shall be effective unless in writing signed by the parties hereto. No course of dealing or usage of trade or course of performance will be deemed relevant to explain or supplement any term expressed in this contract.

XXVI. SURVIVAL

Termination of this Contract for any reason shall not release either party from any obligations set forth in this Contract which: (i) the parties have expressly agreed shall survive any such termination; or (ii) remain to be performed or by the nature of the rights or obligations set out therein, might reasonably be expected to be intended to survive any such termination.

XXVII. FURTHER ASSURANCES

Each party hereto agrees that upon the written request of the other, it will do, or will cause the doing of, all such acts and execute, or cause the execution of,all such further documents, assignments, transfers and the like, as the other party hereto may from time to time reasonably request be done and/or executed as may be necessary or desirable to give effect to this Contract.

IN WITNESS WHEREOF, the parties have duly executed this Contract on the date first above written.

SELLER                           BUYER

EMCEE BROADCAST PRODUCTS, INC.   GENERAL INSTRUMENT CORPORATION OF
                                 DELAWARE

BY:/s/ JAMES L. DESTEFANO        BY:/s/ EDWARD D. BREEN
--------------------------       ---------------------------------
Name: James L. DeStefano         Name: Edward D. Breen
Title: President/CEO             Title: Vice President

                              SCHEDULE A

                              SCHEDULE B

Form of Purchase Order: (See Attached)

(This Schedule evidenced a copy of the Buyer's form of purchase order. However, because the Contract permits the Seller to use its own form of purchase order and conditions the use of any purchase order on the specific terms and conditions of the Contract, the Buyer's form of purchase order shown hereon is for purposes of example only and, therefore, has not been included in this EDGAR filing.)

                              SCHEDULE C

                              SCHEDULE D

                              SCHEDULE E

                              SCHEDULE F