Form 10KSB/A
EMCEE BROADCAST PRODUCTS INC
filed 1997-02-03
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                         FORM 10-KSB/A (NO. 2)
                         ---------------------

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

                CLASS                  OUTSTANDING AT JUNE 27, 1996
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

                                        Yes      ;  No   X  .

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:

          DESCRIPTION OF EXHIBIT                            PAGE NUMBER

Articles of Incorporation and Bylaws (3)

     Certificate of Incorporation. . . . . . . . . . . . .        36
     Bylaws. . . . . . . . . . . . . . . . . . . . . . . .       ( 1)

Material Contracts (10)

     Purchase and Sale Agreement . . . . . . . . . . . . .       ( 1)
     1988 Stock Option Plan. . . . . . . . . . . . . . . .       ( 1)
     Officers Incentive Compensation Plan  . . . . . . . .        61
     Agreement (Change in Control Agreements for
      certain Executive Officers). . . . . . . . . . . . .        63
     Non-Negotiable, Non-Transferable Stock Warrant. . . .        79
     Purchase Order Master Contract. . . . . . . . . . . .        92 (2)

Subsidiaries (21). . . . . . . . . . . . . . . . . . . . .       ( 3)

Financial Data Schedule (27) . . . . . . . . . . . . . . .       ( 4)


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



                              EMCEE BROADCAST PRODUCTS, INC.


                              /s/ JAMES L. DESTEFANO
                              ---------------------------------
                              James L. DeStefano, President/CEO
                              Date: February 3, 1997


                              /s/ ALLAN J. HARDING
                              ---------------------------------
                              Allan J. Harding, Vice President-
                                                  Finance
                              Date: February 3, 1997

                    PURCHASE ORDER MASTER CONTRACT


                        DATED FEBRUARY 7, 1996


                                BETWEEN


              GENERAL INSTRUMENT CORPORATION OF DELAWARE

                                  AND

                    EMCEE BROADCAST PRODUCTS, INC.

            [THE BLANK SPACES HEREIN REPRESENT OMITTED PORTIONS
               WHICH HAVE BEEN FILED SEPPARATELY WITH THE SEC]

                           TABLE OF CONTENTS

I. SCHEDULES                                                1

II.      SCOPE OF CONTRACT                                  2

III.     PURCHASE ORDERS, PERFORMANCE OF ENGINEERING
         SERVICES AND PRICES                                2

IV.      SHIPMENT OF EQUIPMENT AND TESTING PROCEDURES       4

V.      TITLE AND RISK OF LOSS                             5

VI.      PAYMENT                                            6

VII.     OPERATING MANUALS, SCHEMATICS AND VIDEO TAPES      6

VIII.    WARRANTY, QUALITY ASSURANCE AND INSPECTION         7

IX.      NON-WARRANTY REPAIRS AND SPARES SUPPORT FOR
         SARA VISION                                        8

X.       MUTUAL REPRESENTATIONS                             9

XI.      CONFIDENTIALITY AND PROPRIETARY RIGHTS             9

XII.     INDEMNIFICATION                                    10

XIII.    LIMITATION OF LIABILITY                            12

XIV.     FORCE MAJEURE                                      12

XV.      TERMINATION                                        15

XVI.     ALTERATIONS, ADDITIONS AND OTHER VARIATIONS        16

XVII.    NONWAIVER OF RIGHTS                                17

XVIII.   NOTICES                                            17

XIX.     APPLICABLE LAW AND RESOLUTION OF DISPUTES          18

XX.      BINDING EFFECT                                     19

XXI.     MEDIA RELEASES                                     19

XXII.    AUDITS AND INSPECTIONS                             19


XXIII.   CERTAIN REFERENCES; LANGUAGE                       20

XXIV.    INDEPENDENT CONTRACTOR                             20

XXV.     ENTIRE AGREEMENT                                  20

XXVI.    SURVIVAL                                          20

XXVII.   FURTHER ASSURANCES                                20

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

C. In no event shall Seller, without Buyer's prior written consent, make any changes to the Equipment or the Equipment manufacturing process which affect the Equipment's design, specification, operation, external appearance, performance or quality, or otherwise deviates from the Equipment Specifications. Seller shall notify Buyer in writing of any proposed changes to the Equipment as well as any proposed material changes to the Equipment manufacturing process at least ninety (90) days prior to any implementation thereof, and shall provide to Buyer such information as may be reasonably required by Buyer to analyze the expected impact of such changes.

D. All work to be performed by Seller in Saudi Arabia shall be governed by a separate services agreement between Seller and Buyer's affiliate, General Instrument (U.K.) Ltd.

III.    PURCHASE ORDERS, PERFORMANCE OF ENGINEERING SERVICES AND PRICES
A. The term "Purchase Order" as used herein shall mean Buyer's written purchase order in the form set forth in Schedule B to this Contract, which is submitted to Seller for the purchase of Equipment and Services hereunder. Except as otherwise agreed by Buyer and Seller, all Purchase Orders for Equipment shall be issued at least _______ (_____) days prior to the required delivery date. Such Purchase Orders shall reference this Contract, identify the Equipment and Services, pricing, quantity, shipping and destination information, the required delivery date and other pertinent information for Seller to supply the Equipment and Services hereunder. Such Purchase Orders are incorporated herein by reference. If, however, any term of an issued Purchase Order conflicts with any term of this Contract, this Contract shall take precedence. Acceptance of such Purchase Orders by Seller may be made by signing and returning the attached acknowledgment copy of the Purchase Orders, by other express acceptance, or by attempted part or full performance. If Seller uses its own form to accept a Purchase Order, it is understood that such use is for Seller's convenience only and that Buyer hereby refuses to assent to any terms or conditions contained therein, whether conflicting with or in addition to those contained herein, and such conflicting and/or additional terms and conditions shall be of no force or effect. Acceptance by Seller of such Purchase Orders are limited to the terms and conditions of this Contract, and Buyer hereby rejects any other terms, conditions and provisions proposed by Seller. Seller shall acknowledge each Purchase Order in writing within _____ (____) calendar days of receipt. Purchase Orders may be submitted hereunder by Buyer and its affiliated companies as from time to time are identified in writing by Buyer to the Seller. Unless agreed in writing by Buyer, Seller shall not purchase materials, or make commitments or production arrangements, in excess of the amount, or in advance of the time reasonably necessary to meet the required delivery date as set forth onthe Purchase Orders submitted hereunder.

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

D. The Equipment and Services shall be sold hereunder at the prices set forth on Schedule C, or such other prices as Seller and Buyer may agree in writing from time to time during the term of this Contract._____________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________

E. Buyer may at any time and from time to time, without further cost or liability, by written notice to Seller at least _______ (______) business days prior to a required delivery date, reschedule any Purchase Order, in whole or in part, to a later rescheduled delivery date.

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

Within thirty (30) days after notice of cancellation by Buyer, Seller shall present Buyer with a cancellation charge calculation accompanied by a certificate signed by the Controller or other financial officer of Seller stating that such charge properly includes all costs connected with or incurred as a result of such cancellation. Buyer shall pay Seller for all cancellation charges determined in accordance with Schedule D hereof within thirty (30) days of Buyer's receipt of Seller's invoice therefor, together with the certificate signed by the Controller or other financial officer of Seller. Subject to Paragraph XI, title to all items of work subject to the canceled Purchase Order, which would have been incorporated into a deliverable item under this Contract, shall, upon payment by Buyer in full of the cancellation charges due hereunder, vest in Buyer, and shall be tendered to a carrier of Buyer's selection.

IV.     SHIPMENT OF EQUIPMENT AND TESTING PROCEDURES

A. Seller shall mark, pack, package, crate, transport, ship and store all Equipment to ensure (i) delivery thereof to the identified ultimate destination in safe condition, (ii) compliance with all requirements of the carrier and destination authorities and (iii) compliance with any special instructions of Buyer contained in any Purchase Order. Buyer shall designate the carrier for shipment. All shipments shall be made__________________ ________________________, and the prices identified herein shall include all fees, costs and charges to be paid for the Equipment, including without limitation, all applicable taxes and all applicable charges for packing, storing and loading.

B. All Equipment shall be manufactured and delivered to Buyer in accordance with the required delivery dates, time being of the essence. Upon availability for shipment from Seller's location of the Equipment purchased hereunder, Seller shall promptly notify the carrier designated by Buyer and tender such equipment to the carrier for shipment. Seller shall immediately notify Buyer by telephone, with written confirmation, of the occurrence of any delay and the period of such delay in the scheduled and or actual delivery of any Purchase Order hereunder or any portion thereof with respect to the required delivery date._______________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________

Notwithstanding anything to the contrary in this Contract, Seller acknowledges that in the event of its failure to deliver Equipment or to perform associated Services by the date or within the time period specified in a Purchase Order,

Buyer may incur losses or damages that will be difficult or impossible to measure or otherwise ascertain. If the delay is not due to fault of Buyer or the occurrence of a "Force Majeure" event described in Paragraph XIV of this Contract, Buyer may, at its option, assess Seller the late delivery penalties listed in Schedule D to this Contract. If at any time during the term of this Contract the Equipment or Services designated on any Purchase Order is to be delayed or has been delayed for a period of more than _____ (____) days from the required delivery date, and such delays are not due to fault of Buyer or the occurrence of a "Force Majeure" event described in Paragraph XIV of this Contract, then such delays will constitute a default in Seller's performance of its material obligations under this Contract.

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

E. Buyer shall be given at least ____ (___) business days notice prior to the commencement of such testing and given the opportunity to observe such testing. In the event Buyer determines not to observe the testing performed at Seller's facility, the test results shall be deemed to have been approved by Buyer upon Seller's certification that the tests have resulted in a Successful Completion. Seller acknowledges and agrees that representatives of Sara Vision may attend with Buyer any testing sessions as to which Buyer may attend hereunder. The term "Successful Completion" as used herein shall mean the completion of the applicable tests to the reasonable satisfaction of Buyer in accordance with the procedures contemplated in Schedule E hereto, with test results equal to or better than the test results set forth therein as being acceptable. Seller shallrecord in writing such test results and certify in writing each Successful Completion thereof in the form of, and in accordance with the procedures set forth in, Schedule E (a "Certificate of Successful Test Completion").

V.      TITLE AND RISK OF LOSS

Unless otherwise set forth on a Purchase Order, title and risk of loss for all items purchased hereunder shall pass to Buyer when Equipment________________________________________________________. Without
limiting the foregoing, prior to Seller's shipment of the Equipment in the manner required hereunder, the Equipment shall be held by or on Seller's behalf without risk or expense to Buyer, and any payments received by Seller for the purchase of such items shall be held by Seller pending such title transfer.

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

VII.    OPERATING MANUALS, SCHEMATICS AND VIDEO TAPES

A. Concurrently with the delivery of the Equipment to which it relates, Seller shall provide Buyer with five (5) copies of any associated English language (i) operating/customer maintenance manuals for each unit of the Equipment and/or (ii)schematics or blueprints for each unit of the Equipment.

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

VIII.   WARRANTY, QUALITY ASSURANCE AND INSPECTION

A. Seller warrants that each item of Equipment being sold hereunder shall, for the Warranty Period set forth below, (i) conform in all material respects to the Equipment Specifications set forth on Schedule A, be free from defects in design, materials and workmanship, and, at the time of shipment, consist of new and unused components and parts, (ii) with respect to Services to be performed hereunder, be diligently performed in a prompt, competent and professional manner, (iii) be free of any adverse third party claim against title and comply with all applicable governmental laws and regulations governing the manufacture, sale and export of the Equipment under this Contract, (iv) notinfringe the proprietary and contract rights of others which in any way restrict or prevent Buyer's or Sara Vision's use of such Equipment, and (v) be merchantable and otherwise fit for the particular purposes and uses for which they are purchased to the extent that such purposes and uses are generally known to Seller. The Warranty Period for the Equipment covered by this paragraph shall commence upon Seller's shipment of such Equipment to Buyer and continue thereafter until the earlier of _______________________
__________________________________________________________________________
Such warranty shall be assignable by Buyer to Sara Vision.

B. Seller shall upon notice or discovery of any Equipment which fails to comply with Seller's warranty hereunder ("Equipment Failure") promptly correct the cause of the Equipment Failure, and, at Seller's option, promptly repair to first quality with new and unused parts or promptly replace the Equipment that is affected by the Equipment Failure. Unless otherwise indicated, "promptly" as used in this paragraph shall mean by the earliest time that is reasonably possible through the use of best efforts and due diligence, but in no event more than _________ (____) days. Buyer shall be responsible for returning the affected Equipment to Seller. Seller shall be responsible for all other expenses resulting from an Equipment Failure that are incurred in storing, packing, repairing, replacing and re-shipping Equipment to Buyer.

1. If the cause of an Equipment Failure is not corrected and/or the affected Equipment is not repaired or replaced within such time period, Buyer may, at its option and by written notice to Seller at any time and from time to time thereafter during the continuance of Seller's failure to correct the Equipment
Failure: (i) without liability or charge, cancel any Purchase Order or affected portion thereof and return for a full refund any Equipment to which the Equipment Failure relates, or (ii) make such corrections, repairs and replacements as are required with respect to the Equipment Failure and charge Seller for the costs incurred in so doing. All such monies as may become payable to Buyer hereunder shall be promptly paid by Seller, or at Buyer's option offset against any monies due to Seller.

2. If there is an Equipment Failure which occurs ________ times as a result of the failure of a particular component of Equipment containing the same serial number, said component shall be considered as unreliable, and Seller shall be required to promptly replace such affected component with a new and unused component of the same model number.

3. If there is an Equipment Failure which occurs as a result of the failure of a particular electronic component in a particular component of Equipment containing the same model number either _______ times or in _______ of the components of Equipment delivered under this Contract, whichever is greater, then the Equipment Failure will constitute an "____________ Failure." In the event of an ________ Failure, Seller must promptly respond to (x) investigate the cause of such ________ Failure, (y) correct the cause of such ________ Failure in each item of Equipment delivered under this Contract, and (z) correct the cause of such ________ Failure in each item of Equipment in the process of being manufactured under the Contract. In the case of an ________ Failure, Buyer shall be entitled to investigate the cause of such ________ Failure along with Seller, and Seller shall share with Buyer all information relating to the cause and/or correction of such ________ Failure.

4. If there is an Equipment Failure or an ________ Failure which is not or cannot be promptly remedied by Seller as set forth above, then such Equipment Failure or ______ Failure shall constitute a default in Seller's performance of its material obligations under this Contract.

5. Until ________________________________________ described above, in an effort to minimize the potential downtime resulting from Equipment Failure, Seller will support an exchange program whereby Seller will ship those items of additional Equipment identified on Schedule F, which Equipment shall be maintained by Seller in an inventory in Riyadh at Seller's expense. In the event of an Equipment Failure, Seller shall permit Buyer or Sara Vision to exchange the affected Equipment for Equipment of like kind maintained in inventory and will repair thedefective Equipment and return it to Riyadh, where it can then be inventoried in order to service any future Equipment Failures.

C. The warranties set forth herein shall apply only to the Equipment which, after regular installation and under normal usage, are found to have been defective within the warranty period specified by Seller. Seller must be notified of any claims hereunder, no later than ______ (___) days after the expiration of the warranty period. Such warranties shall not apply to equipment or component parts thereof that have been damaged as a result of physical or electrical abuse,accident, misuse, use under other than normal operating conditions, disassembly or repair of warranted Equipment by persons other than Seller's employees, except with Seller's written approval. Seller shall not be responsible for delays in performing its obligations under this Paragraph resulting from Buyer's negligence or fault or from events of Force Majeure. Buyer may, but shall not be required to, perform tests prior to the expiration of the warranty period to determine whether equipment conforms to applicable warranties.

D.      THE WARRANTIES SET FORTH HEREIN ARE IN LIEU OF ALL OTHER WARRANTIES,
WHETHER
EXPRESS OR IMPLIED.

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

B.
___________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________
_______________________________________________________

X. MUTUAL REPRESENTATIONS

Each party represents and warrants that:

  1. It is duly incorporated and in good standing in its jurisdiction of incorporation and has corporate power and authority to enter into and perform this Contract.

  2. Its execution, delivery and performance of this Contract has been duly authorized by all necessary corporate action.

  3. Neither it, nor any of its owners, officers, directors, employees, agents or representatives (i) is (or will be at any time during the term of this Contract) an official, agent or employee of, or in any manner connected with, any government, political party, or any entity, agency,instrumentality or subdivision of such government or party, or any corporation or other entity owned or controlled thereby, and (ii) has received any payment, has knowledge of any payment or other benefit, or will knowingly assist with or permit any payment or other benefit, to be made, directly or indirectly, by or on their behalf, to any person who is an official, agent or employee of, or in any manner connected with, any government, political party or any entity, agency, instrumentality or subdivision of such government, party, or any corporation or other entity owned or controlled thereby, for the purpose of obtaining or retaining business within Saudi Arabia, and shall promptly notify the other of any event that would or may result in an exception to the foregoing representations .

XI. CONFIDENTIALITY AND PROPRIETARY RIGHTS

A. All information disclosed by either party to the other party, including the terms and conditions of this Contract shall be subject to the Non-Disclosure Agreement dated October 13, 1994 between Buyer and Seller.

B. In the event that the Equipment Specifications require that the Equipment is to bear any trade names, trademarks, insignias, logos and the like, which are owned or controlled by any General Instrument affiliated company ("General Instrument Marks"), such use shall be strictly in accordance with Buyer directions and nothing contained in this Contract shall transfer or grant to Seller any right or interest in the General Instrument Marks except use thereof in the supply of Equipment to Buyer pursuant to this Contract. Upon termination of this Contract, for any reason, Seller shall remove all General Instrument Marks from any Equipment which may thereafter remain in Seller's possession or control.

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

C. Seller shall indemnify and hold harmless the Buyer, its shareholders, directors, officers, employees. attorneys. agents, designees and assignees, from and against all Damages to the extent that such Damages are based on a claim that equipment manufactured and sold by Seller to Buyer constitute an infringement of any United States or Saudi Arabian patent or copyright, or misappropriation of atrade secret. Seller shall not be liable for any of the following exclusions: (i) infringement by equipment not manufactured and sold by Seller hereunder, or from a combination with, an addition to, or modification of the equipment after delivery by Seller (other than as contemplated by this Contract or performed or authorized in writing by Seller), or from use of the Equipment, or any part thereof, in the practice of a process, or from the use of other than the current available releases of any software available from Seller or the immediately preceding release, except to the extent that Seller has informed Buyer that such immediately preceding release violates a third party Intellectual Property right, or (ii) for royalties payable with respect to the use of such infringing equipment, or for any royalty basis other than as set forth above. Seller shall not be obligated to defend or be liable for costs and damages arising out of or related to the above exclusions

D. Subject to the aforementioned exclusions, if any equipment manufactured and supplied by Seller to Buyer is so held to infringe any United States or Saudi Arabian patent or copyright or to misappropriate a trade secret and in any such instance Buyer or Sara Vision is enjoined from using the same, or if Seller believes such infringement or misappropriation is likely, Seller will exert reasonable efforts, at its expense, (i) procure for Buyer on behalf of Sara Vision the right to use such equipment free of any liability for patent or copyright infringement or trade secret misappropriation or (ii) replace or modify such equipment with a non-infringing substitute otherwise complying substantially with all the requirements of the Contract. If Seller is unable to implement any of the foregoing options, then upon return of the equipment, Seller will refund to Buyer the purchase price and the transportation costs thereof, less a reasonable credit for use, damage and obsolescence

E. In the event of a claim with respect to which a party is an indemnified party hereunder, such party (the "Indemnified Party") shall notify the other party (the "Indemnifying Party") in writing as soon as practicable, but in no event later than fifteen (15) days after receipt of such claims. The Indemnified Party's failure to provide such notice shall not preclude it from seeking indemnification hereunder unless such failure has materially prejudiced the Indemnifying Party's ability to defend such claim. The Indemnifying Party shall promptly defend such claim (with counsel of its own choosing) and the Indemnified Party shall cooperate with the Indemnifying Party in the defense of such claim, including the settlement of the matter on the basis stipulated by the Indemnifying Party (with the Indemnifying Party being responsible for all costs and expenses of such settlement). If the Indemnifying Party within a reasonable time after notice of a claim fails to defend the Indemnified Party, the Indemnified Party shall be entitled to undertake the defense, compromise or settlement of such claim at the expense of the Indemnifying Party. Upon the assumption of the defense of such claim, the Indemnifying Party may settle, compromise or defend as it sees fit.

F. _______________________________________________________________________

XIII. LIMITATION OF LIABILITY

IN NO EVENT SHALL EITHER PARTY HEREUNDER BE LIABLE FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES (INCLUDING, WITHOUT LIMITATION, DAMAGES FOR LOSS OF GOOD WILL, LOSS OF BUSINESS PROFITS, BUSINESS INTERRUPTION, LOSS OF BUSINESS INFORMATION OF OTHER PECUNIARY LOSS) EVEN IF ADVISED OF THE POSSIBILITY THAT SUCH DAMAGES MAY ARISE. IN NO EVENT SHALL SELLER BE LIABLE FOR ANY LOSS OF AUDIO, VIDEO OR DATA SIGNALS. In no event shall either party's liability for any breach exceed the purchase price for such Equipment giving rise to the claim. Any action hereunder must be commenced within one (1) year after the cause of action has accrued. Nothing in this Contract shall relieve either party of any liability resulting from its gross negligence or willful misconduct.

XIV. FORCE MAJEURE

A. "Force Majeure" shall mean any act, event or condition described below which prevents the affected party from performing its obligations under this Contract if such act, event or condition and its effects are beyond the reasonable control of such party (and any third party over which such party has control) and are not a result of the willful or negligent action of such party or of any third party over whom such party has control:

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

C. Furthermore, Seller shall be under no liability whatsoever for any damage to the Equipment comprising the WATS System or to other property, whether of the Buyer, Sara Vision or third parties, or for injury or loss of life, or for delays which are the consequence, whether direct or indirect, of war, hostilities, invasion, rebellion, revolution, insurrection or military or usurped power, civil war, riot, commotion or disorder, or the like, in any way involving or related to Saudi Arabia (hereinafter collectively referred to as "special risks"), and in such circumstances the following shall apply:

 1. If any components of the WATS System supplied by Seller or any other materials or property shall sustain destruction or damage by reason of any of the aforesaid special risks, Seller shall nevertheless be entitled to be paid for the same upon reimbursement of Buyer by Sara Vision; additionally Seller shall be entitled to be paid by Buyer upon reimbursement of Buyer by Sara Vision the cost of repairing or replacing any such destruction or damage thereto so far as may be required by Buyer.

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

d. Settle all outstanding liabilities and all claims arising out of such termination of orders for material, services or facilities; and

e. Take such actions as are reasonable for the protection and preservation of the property related to this Contract which is in the possession of Seller and for which Buyer has or will acquire title hereunder.

4. Within thirty (30) days after determination by Seller of the cost of all work terminated, Seller shall submit to Buyer its termination claim consisting of the costs of all work performed up to the date of termination,__________________________________________________________________
______________________________________________________________________________
The term "costs" as used herein includes but is not limited to _________
_____________________________________________________________________________

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

XV. TERMINATION

A. Either party shall, upon written notice to the other, have the right to terminate this Contract, in whole or in part, upon the occurrence of any of the following events: (i) the other party transfers a substantial portion of its assets, property or business for the benefit of creditors, (ii) a receiver, trustee in bankruptcy or similar officer is appointed to take charge of all or any part of the other party's property or business, or is adjudicated a bankrupt, (iii) the other party's performance of its material obligations hereunder is prevented, restricted, delayed or interfered with by reason of Force Majeure and such event continues for a period in excess of six
(6) months, (iv) the Buyer's agreement with Sara Vision is terminated for any reason, (v) the other party defaults in its performance of its material obligations hereunder and such default is not promptly remedied within a reasonable time after written notice from the non-defaulting party of such default, or (vi) the representations or warranties made by the other party hereunder are materially false or breached.

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

D.      In the event of a termination on account of the occurrence of the events set
out in Paragraphs XV.A.(i), (ii), (iii) and (iv) hereof, the provisions of____________________________________________
____________________________________________.

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

XVII. NONWAIVER OF RIGHTS

Neither the waiver by a party hereto of a breach of, or a default under, any of the provisions of this Contract, nor the failure of a party on one or more occasions, to enforce any of the provisions of this Contract or to exercise any right or privilege hereunder shall thereafter be construed as a waiver of any subsequent breach or default, or as a waiver of any of such provisions, rights or privileges hereunder.

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

B. Any dispute, controversy or claim arising out of or in connection with this Contract, including any question regarding its existence, construction, interpretation, validity, termination, whether during or after the life of this Contract, shall be referred to and finally resolved by compulsory arbitration, from which no appeal may be taken, under the Rules of the American Arbitration Association. The arbitration shall be held in Philadelphia, Pennsylvania before three arbitrators, one arbitrator to be appointed by each party. If a party fails to appoint its arbitrator within a period of ten (10) business days after the other party has appointed its arbitrator, or if the parties cannot agree on the third arbitrator within a period of fifteen (15) business days after the appointment of the second arbitrator, then the second arbitrator and/or the third arbitrator, as the case may be, shall be appointed by the American Arbitration Association.

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

XX. BINDING EFFECT

These terms and conditions shall be binding upon and inure to the benefit of both parties hereto and their permitted successors and assigns. Neither party may assign any right or obligation hereunder without the other's prior written consent except to an entity controlled by, controlling or under common control with such party provided (i) the assignee agrees to be bound by the terms and conditions of this Contract, and (ii) such assignment does not adversely affect the other party's ability to exercise, and/or benefit from, its rights under this Contract. As used herein "control" and variations thereof, shall mean the ownership or control, directly or indirectly, of more than fifty percent (50%) of the voting power of the shares or other ownership interests entitled to vote for the election of directors or other governing authority. Except as specifically provided herein, this Contract is not intended to establish any third-party beneficiary rights.


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

XXVII. FURTHER ASSURANCES

Each party hereto agrees that upon the written request of the other, it will do, or will cause the doing of, all such acts and execute, or cause the execution of, all such further documents, assignments, transfers and the like, as the other party hereto may from time to time reasonably request be done and/or executed as may be necessary or desirable to give effect to this Contract.

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