Form 10QSB
period 1997-02-03
EMCEE BROADCAST PRODUCTS INC
filed 1997-02-03
CIK 32312

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         December 31, 1996

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

     Common stock, $ .01-2/3 par value - 4,158,701 shares as of January 28,
1997.

*formerly Electronics, Missiles & Communications, Inc.

            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                               I N D E X

                                                                 PAGE(S)
PART I.  FINANCIAL INFORMATION:

    CONSOLIDATED BALANCE SHEETS -
        December 31, 1996 and March 31, 1996                        3

   CONSOLIDATED STATEMENTS OF INCOME  -
         Nine Months and three months ended
         December 31, 1996 and 1995                                 4

   CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Nine Months ended December 31, 1996                       5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine Months ended December 31, 1996 and 1995              6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7 - 8


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9 - 12


PART II.  OTHER INFORMATION:

   SIGNATURES                                                      13


NOTE:  Any questions concerning this report should be addressed to
             Mr. Allan J. Harding, Vice President-Finance.

                    PART I.  FINANCIAL INFORMATION
             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    - DECEMBER 31, 1996 and MARCH 31, 1996 -
                                      =================================
                                          DEC 31, 1996   MARCH 31, 1996
                                            Unaudited
                                      =================================

ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                 $556,687     $1,537,759
 U. S. Treasury Bills                     1,673,008      1,569,026
 Accounts receivable, net of allowance
  For doubtful accts.
  Dec -$140,000/March-$95,000             1,250,559      1,818,988
  Inventories                             3,851,033      3,375,901
  Prepaid expenses and deferred taxes       630,136        473,933
  Note receivable                         2,100,000      2,100,000
  Less deferred portion                  (2,100,000)    (2,100,000)
                                        -------------------------------
   TOTAL CURRENT ASSETS                   7,961,423      8,775,607
                                        -------------------------------
PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements                  246,841        246,841
  Building                                  629,212        621,215
  Machinery & equipment                   1,943,688      2,060,799
                                        -------------------------------
                                          2,819,741      2,928,855
  Less accumulated depreciation           1,771,562      1,982,113
                                        -------------------------------
  NET PROPERTY, PLANT & EQUIPMENT         1,048,179        946,742
                                        -------------------------------
OTHER ASSETS                                153,948        214,900
                                        -------------------------------
TOTAL ASSETS                             $9,163,550     $9,937,249
                                        ===============================
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current  portion of long-term debt        $150,000      $200,000
 Accounts payable                           188,489       785,159
 Accrued expenses                           562,089       552,506
 Deposits from customers                    442,532       526,199
                                        ------------------------------
  TOTAL CURRENT LIABILITIES               1,343,110      2,063,864
                                        ------------------------------
LONG-TERM DEBT, net of current portion      831,547       938,217
                                       ------------------------------

SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;
    authorized 9,000,000 shares             72,835         72,653
Additional paid-in capital               3,540,052      3,517,778
Retained earnings                        4,722,310      3,396,801
                                       -------------------------------
                                         8,335,197      6,987,232
 Less shares held in treasury at cost:
  210,579 shares Dec '96;
  7,325 shares Mar '96                  (1,346,304)      (52,064)
                                     ------------------------------
   TOTAL SHAREHOLDERS' EQUITY            6,988,893      6,935,168
                                     ------------------------------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUTY                  $9,163,550      $9,937,249
                                     ==============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
     THREE MONTHS AND NINE MONTHS ENDED DECEMBER  31, 1996 AND 1995
                              (Unaudited)
                         ===============================================
                             NINE (9) MONTHS        THREE (3) MONTHS
                           12/31/96  12/31/95     12/31/96   12/31/95
                         ==========================================
NET SALES                $10,641,090  $9,523,529   $3,019,433  $3,831,978

COST OF PRODUCTS SOLD      6,500,101   5,978,048    1,826,364   2,459,075
                         -------------------------------------------------
GROSS PROFIT               4,140,989   3,545,481    1,193,069   1,372,903
                         ------------------------------------------------
OPERATING EXPENSES:
  Selling                  1,208,294   1,094,625      390,626     381,241
  General and adminis.       981,413     897,969      307,386     317,970
  Research and development   322,023     340,112      141,231     142,134
                         -------------------------------------------------
 TOTAL OPERATING EXPENSES  2,511,730   2,332,706      839,243     841,345
                         -------------------------------------------------
INCOME FROM OPERATIONS     1,629,259   1,212,775      353,826     531,558
                         -------------------------------------------------
OTHER INCOME (EXPENSE), NET:
  Interest expense           (71,292)  (112,094)     (23,670)     (29,891)
  Interest income             76,172     73,266       28,139       29,513
  Gain of sale of investment
   securities                106,181
  Other                       21,589     15,094       16,163     (15,078)
                         ------------------------------------------------
TOTAL OTHER INCOME(EXPENSE)
  NET                        132,650    (23,734)      20,632     (15,456)
                         ------------------------------------------------
Net income before income
 taxes                      1,761,909 1,189,041      374,458     516,102

INCOME TAXES                  436,400   280,000       91,400     115,000
                         ------------------------------------------------
NET INCOME                 $1,325,509  $909,041     $283,058    $401,102
                         ================================================
COMMON SHARE AND COMMON
 SHARE EQUIVALENT
 OUTSTANDING               4,249,679  4,394,930    4,204,487   4,406,594
                         ================================================
EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT        $0.31      $0.21        $0.07       $0.09
                         ================================================

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED DECEMBER 31, 1996
                                (Unaudited)
                              ADDITIONAL
               COMMON STOCK   PAID-IN    RETAINED   TREASURY STOCK
              SHARES  AMOUNT  CAPITAL    EARNINGS   SHARES  AMOUNT   TOTAL
BAL-3/31/96-4,359,381 $72,653  $3,517,778 $3,396,801 7,325 ($52,064)  $6,935,168

COMMON STOCK
ISSUED UNDER
STOCK OPTION
PLAN            9,833     182     22,274                                  22,456

TREASURY
STOCK
PURCHASED                                         203,254 (1,294,240)(1,294,240)

NET INCOME
FOR THE
PERIOD                                   1,325,509                    1,325,509
           --------------------------------------------------------------------
BAL-
12/31/96
          4,369,214 $72,835 $3,540,052 $4,722,310 210,579 $(1,346,304)$6,988,893
           =====================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE (9) MONTHS ENDED DECEMBER 31, 1996 AND 1995
                              (Unaudited)
                                       =============================
                                                NINE (9) MONTHS
                                           12/31/96       12/31/95
                                       =============================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $1,325,509          $909,041
  Adjustments:
   Depreciation                            177,556           142,515
   Gain on sale of investment securities  (106,181)
   Provision for doubtful accounts          45,000             8,000
   (Increase) decrease in:
     Accounts receivable                   523,429           (94,456)
     Inventories                          (475,132)           30,513
     Prepaid expenses and deferred taxes  (156,203)         (565,268)
     Other assets                                               (500)
   Increase (decrease) in:
    Accounts payable                      (596,670)          188,404
     Accrued expenses                        9,583           (51,759)
     Deposits from customers               (83,667)           (9,492)
     Accrued income taxes                                   (571,362)
     Other liabilities                                        37,827
                                         -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES  663,224            23,463
                                         -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment
   securities                              167,133
  Acquisition of  property,plant & equip  (278,993)         (150,868)
  Purchase of U. S. Treasury Bills      (1,655,557)       (1,746,476)
  Proceeds from maturities of U.S.
   Treasury Bills                        1,551,575           759,784
                                       -------------------------------
NET CASH USED IN INVESTING ACTIVITIES     (215,842)       (1,137,560)
                                       -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long Term Debt:
  New borrowings                                              115,000
  Payments                               (156,670)           (139,872)
 Stock sold under option plans             22,456              32,396
 Acquisition of company stock         (1,294,240)             (15,674)
                                       -------------------------------
NET CASH USED IN FINANCING ACTIVITIES (1,428,454)              (8,150)
                                      --------------------------------
NET DECREASE IN CASH                    (981,072)          (1,122,247)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                     1,537,759            1,440,080
                                      --------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                          $556,687             $317,833
                                      ================================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the period:
  Interest Expense                      $75,239              $96,134
                                     ================================
  Income Taxes                         $614,146           $1,353,280
                                     =================================

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

2. The results of operations for the three month and nine month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Cash equivalents consist of U.S. Treasury Bills with maturities of ninety
(90) days or less.

4. INVENTORIES consisted of the following:

                               December 31,1996   March 31, 1996
                          ----------------------------------------
                                  (UNAUDITED)
  FINISHED GOODS                    $467,000          $554,000

  WORK-IN-PROCESS                 $1,054,000          $681,000

  RAW MATERIALS                   $1,708,000        $1,614,000

  MANUFACTURED COMPONENTS           $622,033          $526,901
                          ---------------------------------------
                                  $3,851,033        $3,375,901
                          =======================================

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

7. During fiscal 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The balance, which bears interest at 7% payable at maturity, was due December 1996. Security for the note consists of the personal guarantee of an individual. The deferred payment and the related interest income was not recognized because of its extended collection period and because there is no reasonable basis to evaluate the likelihood of collection. Revenue will be recognized upon receipt. On January 16, 1997, the Registrant initiated legal action against the debtor and the guarantor for non-payment.

8. At March 31, 1996, the Company had an outstanding Letter of Credit totaling $25,000. All outstanding Letters of Credit were retired in the first quarter of fiscal 1997.

9. For the three months and nine months ended December 31, 1996, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its Foreign Sales Corporation (FSC) subsidiary.

10. On May 28, 1996, the Corporation purchased 200,000 shares of EMCEE Broadcast Products, Inc. stock from the estate of a former director. This stock has been recorded as Treasury Stock. In consideration of this Agreement, the Company has issued a Non-Negotiable, Non-Transferable Stock Warrant to the beneficiary of the estate which expires on May 22, 2001, for 200,000 shares of the Company stock at an exercise price of $9.46875 per share.

                     EMCEE BROADCAST PRODUCTS, INC.
                          AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the nine months ended December 31, 1996 equaled $10,641,000, an increase of 12% over the nine month period ended December 31, 1995. However, due to a temporary suspension of shipments to a major customer for a project in Saudi Arabia and a reduction of domestic demand, shipments for the third quarter ended December 31, 1996 of $3,019,000 were 21% less than the quarter ended December 31, 1995.

Export sales were $1,732,000 and $5,736,000 for the quarter and nine months ended December 31, 1996, respectively. While the export sales for the quarter were 22% less than the comparative quarter one year ago, export sales for the first three quarters increased 16% over the first three quarters of the previous fiscal year.

As mentioned in the initial paragraph, the reduction of shipments in the third quarter of fiscal 1997 is due primarily to a reduction of domestic demand in the Multichannel Multipoint Distribution Service (MMDS) transmitters commonly referred to as "Wireless Cable."

During 1995 and into 1996 the growth of the wireless cable industry was viewed with great optimism. Field trials of the new digital compression technology have shown that Wireless Cable can provide sufficient channel capacity to compete with conventional cable and Direct Broadcast Satellite services.
This, coupled with the four Regional Bell operating companies (RBOC's) either acquiring or making investments in wireless cable operating companies, added to the expectations of the industry. Specifically, that the RBOC's would have the ability to provide the necessary capital to expand the industry more quickly. More recently, two of the four RBOC's have put their expansion into "Wireless Cable" on hold. The potential exists that these RBOC's will withdraw from the wireless cable business ventures completely. This change in business strategy by these two RBOC's has diminished the capability of established wireless cable operators to raise equity capital for expansion. The Registrant believes that the industry will continue to grow, but at a slower pace. This reduction in industry growth has and is expected for the near term to be reflected in the Registrant's domestic sales. The management of the Company believes that the technology for digital wireless cable is viable and that the growth of this industry will continue domestically for the next four or five years.

Gross profit for the three months ended December 31, 1996 equaled $1,193,000 (39.5% to sales) compared to $1,373,000 (35.8% to sales) for the three months ended December 31, 1995. Gross profit for the nine months ended December 31, 1996 totaled $4,141,000 (38.9% to sales) compared to $3,545,000 (37.2% to sales) for the nine months ended December 31, 1995. The changes in gross profit are due primarily to volume, however, the reduction of gross profit as a percent to sales experienced in the quarter ended December 31, 1995 was due to a higher content of original equipment manufactured by others (O.E.M) of

23% compared to an average of 20%. Margins are lower for O.E.M. than equipment manufactured by the Company.

Total operating expenses totaled $839,000 for the quarter ended December 31, 1996 almost identical to the amount of $841,000 for the same quarter one year ago and increased year to date expenses to $2,512,000 compared to $2,333,000 for the nine month period one year ago. Selling expense increased $179,000 for the comparative nine month periods due to; additional salaries, commissions due to an increase in sales volume and foreign related travel expense.

General and administrative expenses increased $83,000 for the first nine months of fiscal 1997 compared to the same period one year earlier due to increases in salary and salary related expense, shareholder expense and an increase in the reserve for bad debts.

Research and development expenses for the first nine months of fiscal 1997 were $18,000 less than the same period one year ago due to approximately $60,000 of credits received in fiscal 1997 for non-recurring engineering charges.

The Company is committed to increasing outlays for sales, marketing and research and development to maintain its reputation as a leader in the MMDS industry. Income from operations of $354,000 for the quarter ended December 31, 1996 increased the nine month total to $1,629,000 or $417,000 more than the first nine months ended December 31, 1995. Income from operations for the quarter ended December 31, 1995 equaled $532,000. The decrease for the quarter and the increase for the nine months ended December 31, 1996 as compared to the periods one year earlier were both due to the change in sales volume for the respective periods.

Other income for the quarter ended December 31, 1996 totaled net income of $21,000 versus a net loss of $15,000 for the like period one year ago. A reduction of interest expense and income from forfeiture of deposits increased other income for the quarter and a gain on the sale of stock the Company held in a wireless cable operator increased total other income to $133,000 for the nine months ended December 31, 1996 compared to a net expense of $24,000 for the nine month period ended December 31, 1995.

Net income before income taxes equaled $374,000 for the quarter ended December 31,1996 and increased net income before income taxes for first nine months of fiscal 1997 to $1,762,000. Comparative amounts for the third quarter and the first nine months of fiscal 1996 were $516,000 and $1,189,000 respectively. Estimated federal income taxes for the nine months ended December 31, 1996 was $436,000 compared to $280,000 for the same period last year. Federal taxes for all periods are less than "expected rate" due to tax reductions from a Foreign Sales Corporation (FSC) subsidiary formed in April of 1995. There is no state tax liability for the periods ending December 31, 1996 and 1995 since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes

Net income for the quarter and nine months ended December 31, 1996 totaled $283,000 and $1,326,000 or $0.07 and $0.31 per share. These amounts compare to net income of $401,000 ($0.09 per share) and $909,000 ($0.21 per share) for the same periods, respectively, one year ago.

The backlog of unsold orders as of December 31, 1996 was $7,994,000, however, approximately $6,827,000 of this amount consists of orders on "hold" status for the contract for Saudi Arabia. The Registrant cannot determine when this contract will resume. Until the domestic demand increases, the Company is relying on the foreign market to maintain sales volume.

Cash and cash equivalents (consisting of U.S. Treasury Bills maturing in ninety days or less), totaled $557,000 as of December 31, 1996, a reduction of $981,000 compared to March 31, 1996. Approximately $100,000 was transferred to an investment in U.S. Treasury Bills which increased from $1,569,000 as of March 31, 1996 to $1,673,000 as of December 31, 1996.

Account receivables decreased $568,000 from March 31, 1996 to December 31, 1996 due to the reduction of sales volume in the third quarter of fiscal 1997. An increase of $45,000 was made to the reserve for uncollectible accounts in the period under discussion.

Deposits from customers also deceased for the period from March 31, 1996 to December 31, 1995 as a result of the decease in backlog.

A separate note receivable of $2,100,000 less deferred portion of the same amount shown on both balance sheets in this report represents the principal balance due the Company from a Promissory Note for the sale of a cellular license and became due on December 16, 1996. The Company has initiated a lawsuit to recover the amount due and interest of approximately $845,000. While the Registrant cannot determine the outcome with certainty, management believes the Company will prevail.

Inventories increased from $3,376,000 at March 31, 1996 to $3,851,000 as of December 31, 1996 due primarily to the reduction of sales volume for the quarter ended December 31, 1996. Accounts payable were reduced by $597,000 over the same period as management took steps to reduce inventory purchases.

Prepaid expenses and deferred taxes totaled $630,000 at December 31, 1996, an increase of $156,000 over the balance of $474,000 as of the beginning of the fiscal year due primarily from estimated federal tax payments.

Property, plant and equipment purchases for the nine month period ended December 31, 1996 totaled $279,000 of which $130,000 was for testing equipment. Depreciation charges of $178,000 for the period reduced the net increase of fixed assets to $101,000. In addition, fixed assets with an original value of $339,000 that were fully depreciated and no longer utilized were written off in the period ended December 31, 1996.

Other assets decreased from $215,000 as of March 31, 1996 to $154,000 as of December 31, 1996 reflecting the sale of a portion of the Registrants' investment in Wireless Cable of Atlanta, Inc., a wireless cable operator. The balance in this category is the remainder of the investment of 25,000 shares at cost with the exception of $2,520 which is capitalized organizational costs of subsidiaries. On October 28, 1996, BellSouth Corporation issued a press release that stated that BellSouth and Wireless Cable of Atlanta, Inc. have signed a nonbinding letter of intent calling for BellSouth to exchange one-half share of BellSouth stock for every share of Wireless Cable of Atlanta, Inc. stock. BellSouth stock was listed at $42.50 per share on January 28, 1997.

Long-term debt, including current portion, equaled $982,000 at December 31, 1996, a decrease of $157,000 from the beginning of the fiscal period reflecting contractual payments and no new borrowings.

Accrued expenses of $563,000 as of December 31, 1996, increased $10,000 from March 31, 1996 due to the difference between accruals and payments on payroll and payroll taxes.

Total shareholders' equity was $6,989,000 as of December 31, 1996, an increase of $54,000 from the balance as of March 31, 1996. Although net earnings for the period ended December 31, 1996 increased net equity by $1,326,000, the Registrant purchased Company stock in the amount of $1,294,000 during the nine month period ended December 31, 1996. Thirty Two Thousand Dollars ($32,000) represents the purchase of Company stock under the KSOP agreement. The remaining $1,262,000 was for purchase of stock from the estate of a former director (see note 10 of the Notes to Consolidated Financial Statements). An amount of $22,000 increased stock and paid-in-capital for stock purchased under the stock option plans.

As of December 31, 1996 the Company employed ninety-two (92) people including nine (9) part-time employees, the total being the same as of March 31, 1996. As of January 7, 1997, seven (7) part-time and one full time employee were placed on temporary lay-off.

Notwithstanding the present downturn in demand, the Registrant believes that the market, both foreign and domestic will grow. Furthermore management believes that its existing working capital coupled with the cash generated from its operations, including advance deposits on sales orders, will be sufficient to fund its anticipated working capital and debt payments requirement for fiscal 1997 and fiscal 1998. The Company has an additional resource, a line of credit of $2,000,000 with interest rates below prime. The Company is, at the time of this report, consummating an agreement with a new financial institution which, in management's opinion, will enhance its operating capability.

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

On January 16, 1997 the Registrant initiated a claim against a partnership and an individual seeking judgment in the principal amount of $2,100,000 plus interest and attorneys fees.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   EMCEE BROADCAST PRODUCTS, INC.


Date: February 3, 1997            /s/ JAMES L. DeSTEFANO
                                  -------------------------------
                                   JAMES L. DeSTEFANO
                                   President/CEO

Date: February 3, 1997           /s/ ALLAN J. HARDING
                                  -------------------------------
                                   ALLAN J. HARDING
                                   Vice President-Finance