Form 10KSB
EMCEE BROADCAST PRODUCTS INC
filed 1997-06-27
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-KSB


(Mark One)

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     X             SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended March 31, 1997

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 [No Fee
                   Required]

                         For the transition period from _________
                         _________________ to ___________________

                  Commission file number 1-6299


                  EMCEE BROADCAST PRODUCTS, INC.
          (Name of small business issuer in its charter)

             DELAWARE                       13-1926296
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    Number)

SUSQUEHANNA STREET EXTENSION,
WEST, PO BOX 68, WHITE HAVEN, PA               18661-0068
(Address of principal executive               (Zip Code)
offices)

Issuer's telephone number: (717) 443-9575


Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                 Name of each exchange on which
                                               registered:

        Common                     NASDAQ National Market
--------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                               None
                         (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $12,522,811.

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $8,097,534 computed by reference to the closing bid price of the stock at June 26, 1997. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                  OUTSTANDING AT JUNE 27, 1997
Common stock, par value $.1-2/3 per sh.       4,165,601

               DOCUMENTS INCORPORATED BY REFERENCE

          Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 1997.

Transitional Small Business Disclosure Format (Check One)


                                        Yes      ;  No   X  .

                   EMCEE BROADCAST PRODUCTS, INC.
                          FORM 10-KSB
                 FISCAL YEAR ENDED MARCH 31, 1997

                        TABLE OF CONTENTS

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS                           1

ITEM 2.   DESCRIPTION OF PROPERTY                           2

ITEM 3.   LEGAL PROCEEDINGS                                 6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                  6


PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                               6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                              7

ITEM 7.   FINANCIAL STATEMENTS                              20

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES           20


PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT                 21

ITEM 10.  EXECUTIVE COMPENSATION                            21

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                             21

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                      21

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  21

          SIGNATURES                                        24
                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS

          The Registrant (sometimes alternatively referred to in this report as the "Company" or "EMCEE") is a corporation, organized and existing under the laws of the State of Delaware, having been incorporated in 1960.
          The Registrant is engaged principally in the manufacture and sale of Multichannel Multipoint Distribution Service ("MMDS") microwave transmitters and related equipment for the wireless cable industry and low power television ("LPTV") transmitters and related equipment for the television broadcast industry. These principal products are distributed primarily through the Registrant's sales staff and independent representatives, with most sales occurring in the commercial, educational and private television system markets. The Registrant also provides all services relative to the design, procurementand installation of television broadcast stations, with the exception of licensing submissions.
          For more than the past three years, the Company's primary sales and marketing focus has been on the wireless cable industry. While the Company was also involved in the manufacture and sale of products to the LPTV market during the same period of time, LPTV product sales have been overwhelmingly subordinate to the Company's MMDS products. The Company anticipates that its MMDS sales will continue to dominate in both domestic and foreign markets.
          At March 31, 1997, the Registrant employed 69 people, of whom 67 were full time employees.
          The Registrant has a variety of raw material sources available to conduct its present business. However, substantial periods of lead time for delivery are sometimes experienced by the Registrant, making it necessary to inventory varied quantities of materials.
          Significant portions of the Registrant's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition the timing of these contracts relate to economic and regulatory developments over which the Registrant has little or no control.
          In fiscal year 1997, purchases by three MMDS customers constituted, in the aggregate, $4,448,809, or approximately 35.5% of the Company's net sales. Although these purchases were significant in both amount and as a percentage of sales, the Company's management believes that the loss of the contract the Company has with only one of these customers would have a material adverse impact on the Company. That customer, which constituted approximately 16.9% of the Company's net sales during fiscal year 1997, represents approximately 81% of th eCompany's current backlog.
          The Registrant's principal suppliers are Andrew Corporation, Scientific Atlanta, Inc., and Microwave Filter Company, Inc.
          Substantially all of the Registrant's domestic products must receive Federal Communications Commission (FCC) approval prior to being marketed and sold. The Registrant is currently in the process of securing FCC approval for its DS line and the digital version of its HS line of MMDS transmitters.
          While FCC regulations, as promulgated or amended from time to time, can have an effect on the demand for the Registrant's domestic products, the Registrant does not presently know of any existing governmental regulation and does not anticipate any probable governmental regulation which would have a material effect on its business. However, recently issued FCC regulations concerning high definition television (HDTV) may, for an interim period during which television stations must simulcast HDTV signals and ordinary television signals, create a temporary market for a modified version of one of the Registrant's LPTV transmitters which would facilitate such simulcasting. At this time, though, it is not possible to predict whether such a temporary market for this product will arise and what effect, if any, it will have on the Registrant's business.
          The amount of money spent on the Registrant's research and development activities in fiscal years 1996 and 1997 was, respectively, $460,884 and $444,669. An additional $30,000 and $61,296 of research and development costs were funded by customers in fiscal years 1996 and 1997, respectively.
          With respect to the Registrant's research and development activities, it is relevant to note that the Registrant and a manufacturer of connection equipment for internet and local loop telephony have been researching andtesting the feasibility of using MMDS transmitters for high speed internet connections and local loop telephony. However, given that this technology is still in the development stages, the Registrant cannot predict with any degree of certainty what, if any, effect it will have on the Registrant's business.
          Competitive conditions in the Registrant's industry continue to be intense. Nevertheless, in the field of MMDS, the Registrant occupies a strong position among its competitors.
          In the Registrant's opinion, the primary methods of competition in its industry are product pricing, the ready availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.
          There has been no material effect on the Registrant as a result of compliance with federal, state or local environmental laws.
          The Registrant's principal corporate logos, "EMCEE" and "EMCEE Broadcast Products", are registered in the United States Patent and Trademark Office and are used by the Registrant pursuant to a license with its whollyowned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, the Registrant also uses the trademark, "Site Lock", which is a mark associated with a product sold by the Registrant that enhances picture quality for MMDS systems in close proximity to systems operating on the same frequency, and utilizes a patent for a solid state S-band transmitter.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Registrant conducts operations at its facility located on 25 acres, which the Registrant owns in fee, in White Haven, Pennsylvania.
          The building was constructed specifically for the Registrant in 1968 and consists of approximately 27,000 square feet, with the majority of the area devoted to manufacturing. The front portion of the building, consisting of two floors, houses administrative, engineering and sales offices. The land, building and improvements are well maintained and in good condition.
          In the first quarter of fiscal year 1998, pursuant to a prior written agreement, the Registrant conveyed an unimproved 1-acre parcel of the Registrant's land, together with a 490' x 20' ingress/egress and utility easement, to the White Haven Municipal Authority. No entry on the financial statements accompanying this report was made with respect to this conveyance, as the value thereof was deemed not to be material.
          The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, CoreStates Bank, N.A. These encumbrances secure the Registrant's working line of credit, mortgage loan and two term loans with the lender. As of the date of this report, the aggregate principal balance of these encumbrances is $942,548.

ITEM 3.  LEGAL PROCEEDINGS

          There is no information relevant to the Registrant which must be disclosed under this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          The NASDAQ National Market is the principal market on which the Registrant's common stock is traded.
MARKET INFORMATION
STOCK PRICE
          The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:
                       FISCAL YEAR 1997
QTR ENDED:     JUNE 30  SEPT 30  DEC 31  MAR 31
(BID) HIGH     $10.50    $7.875   $7.975  $7.50

(BID) LOW      $6.50     $5.875   $5.375  $3.00

                      FISCAL YEAR 1996
QTR ENDED:    JUNE 30  SEPT 30  DEC 31  MAR 31
(BID) HIGH     $7.75    $8.375   $8.25   $8.125

(BID) LOW      $5.00    $5.375   $6.25   $5.875

          The above high/low bid information was obtained from the NASDAQ Stock Market, Inc.

HOLDERS
          At March 31, 1997, the number of holders of the Registrant's common stock was 1,622.

DIVIDENDS
          No dividends were declared during fiscal year 1996 or fiscal year 1997. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

          Net sales for the fiscal year ended March 31, 1997 were $12,523,000, a decrease of $1,770,000 or 12% from the net sales of $14,293,000 for the fiscal year ended March 31, 1996.
          The primary reason for the reduction in sales was due to the halt in shipments to the Company's primary customer in the second quarter of the fiscal period. Although shipments to this customer were at $2,113,000 (17% of total sales and the highest sales to any one customer), sales to that customer hadbeen anticipated to be approximately $5,000,000 for the 1997 fiscal year.
          The halt in these shipments, which are under a subcontract agreement with a U.S. general contractor and are destined for Saudi Arabia, occurred due to a frequency allocation issue not due to any responsibility of the Registrant.Although additional shipments did occur in the fourth quarter of fiscal year 1997, and while management believes a solution to the frequency allocation issue is imminent, the total contract will be materially reduced (See the discussion below on the backlog of unsold orders).
          Also, domestic demand in the Multichannel Multipoint Distribution Service (MMDS) industry started to decline in the second quarter of fiscal 1997 and continues to be low as operators wait for the successful testing and installation of digital compression technology. Management is confident thatthis technology will provide better picture quality and will increase programming capacity four to five fold, but it believes that the market will not respond until the next calendar year.
          Foreign sales, which included the previously mentioned subcontract order, totaled $7,056,000 or 56% of shipments for the fiscal year ended March31, 1997, compared to $8,132,0000 for the previous fiscal year; domestic sales equaled $5,467,000 for the fiscal 1997, compared to $6,161,000 for the like period one year ago.
          Gross profit totaled $4,500,000 or 35.9% of net sales for the fiscal year 1997, compared to $5,191,000 or 36.3% of net sales for fiscal 1996. EMCEE produced product in which the Company receives higher margins than equipment purchased from others for resale (referred to as O.E.M. sales) constituted 81% of total sales for fiscal 1997, compared to 78% for fiscal 1996. However, this slight increase in profit mix was offset by lower margins on the large subcontract order referred to previously.
          Total operating expenses of $3,116,000 for the twelve month period ended March 31, 1997 decreased by $156,000 or 4.8% from the immediatelypreceding twelve month period. Selling expense decreased by $113,000 (7%) for the two periods. Domestic related sales expenses decreased by 12% for fiscal 1997, compared to fiscal 1996, while international related expenses increased by 8% for the same time frame reflecting the Company's efforts to increase its foreign market share. Advertising expenses totaled $75,000 for the twelve months ended March 31, 1997, compared to $150,000 for the twelve months ended March 31, 1996, as the latter included a large outlay for set-up and publishing of a new brochure. Also, domestic advertising was curtailed in fiscal 1997 in recognition of the downturn in market demand.
          General and administrative expense totaled $1,186,000 for the year ended March 31, 1997. This was a modest decrease from the total of $1,214,000for the year ended March 31, 1996, although it was a higher percent of net sales at 9.5% for fiscal 1997, compared to 8.5% for fiscal 1996 due to the decrease in sales volume. Decreases were shown in public relations expense and salary and salary related expenses while increased costs were experienced in depreciation expense and additional reserve for bad debts.
          Research and development expenses totaled $445,000 for the year ended March 31, 1997, which was $16,000 less than the previous fiscal year due to additional credits for the non-recurring engineering received in the current year. The Registrant is committed to continue research and development and has budgeted in excess of $500,000 for the fiscal year 1998 to maintain technological leadership in the MMDS industry.
          Income from operations decreased to $1,384,000 (11% of net sales) for the twelve months ended March 31, 1997 from $1,919,000 (13.4% of net sales) for the twelve months ended March 31, 1996, due primarily to the decrease in sales volume.
          On August 21, 1991, the Registrant entered into an agreement to sell a cellular license for $3,100,000. The amount of $1,000,000 was received in fiscal 1992 with the balance of $2,100,000 plus interest at 7% to be paid on December 16, 1996. On March 27, 1997, following a lawsuit by the Company when payment was not received, the parties agreed to a settlement of $2,500,000 to be paid (and which was paid) on April 3, 1997 and an additional $500,000 to be paid to the Company upon the occurrence of certain events, including a sale or material change in ownership of the obligor. The Company recorded as income for fiscal 1997 the proceeds on the sale of the license of $2,500,000 including interest income of $400,000. The remaining $500,000 receivable is recorded on the balance sheet and is fully reserved because there is no reasonable basis to evaluate the likelihood of collection.
          Interest income for the fiscal year 1997 totaling $110,000 resulted primarily from the investments of U.S. Treasury bills. The equivalent income for the previous fiscal year totaled $105,000.
          Interest expense for fiscal 1997 totaled $93,000, compared to $141,000 for fiscal 1996. The reduction of interest expense reflects the net reduction of long-term debt during the twelve months ended March 31, 1997.Also, in the prior fiscal year, a large commercial letter of credit was discounted at an interest cost of $23,000.
          The Company sold one half of the 35,000 shares of an investment in a wireless cable operator during fiscal 1997 for a net gain of $210,000. Additional other income of $32,000 was earned in the year ended March 31, 1997 primarily from forfeitures of customer deposits and rental income. The amount of net other income for the previous year was $18,000.
          Net other income for the twelve months ended March 31, 1997 totaled $2,759,000 which increased net income before provision for federal income taxes to $4,143,000, compared to net income before federal income taxes of $1,901,000 for the prior fiscal year.

         Federal income taxes aggregated $1,127,000 and $306,000 for the fiscal years ended March 31, 1997 and March 31, 1996, respectively. The Registrant was able to reduce federal income taxes for both fiscal years by utilizing a foreign sales corporation (FSC). There is no state tax liability for these same periods since all profitable companies in the consolidated reporting group are domiciled in jurisdictions that do not impose income taxes.
          Net income for fiscal year ended March 31, 1997 was $3,016,000, or $.72 cents per common and common equivalent share, compared to net income of $1,595,000 or $.36 cents per common and common equivalent share for the fiscal year ended March 31, 1996.
          Selected financial data by quarter for the years ended March 31, 1997 and March 31, 1996 are as follows:

             1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
             1997     1996    1997     1996    1997     1996     1997   1996
           -------------------------------------------------------------------
                                 (Thousands of Dollars)

Net Sales    $4,299   $2,793   $3,322   $2,899  $3,019   $3,832   $1,883  $4,769
Gross Profit $1,565   $1,034   $1,383   $1,139  $1,193   $1,373   $  359  $1,645

Income before
extra-ordinary
items & cum-
ulative
effect of a
change in
accounting    $ 638   $  303  $  404   $  204  $  283   $  401   $1,691   $  687

Per Share     $ .15   $  .07  $  .09   $  .05  $  .07   $  .09   $  .41   $  .15

Net Income    $ 638    $  303   $  404   $  204  $  283   $  401   $1,691   $ 687

          As mentioned previously, the fourth quarter of fiscal 1996 and first quarter of fiscal 1997 were impacted favorably by the sales to one customer for equipment destined for Saudi Arabia. Earnings for the fourth quarter of fiscal 1997 included $2,500,000 of proceeds on a Note Receivable connected with the sale of a cellular license.

LIQUIDITY AND CAPITAL RESOURCES

          Technical changes are inherent in the industry in which the Registrant operates. It is impossible to accurately predict the future of the wireless cable industry. The management of the Company believes in the technological feasibility of digital compression in which the operator can increase the number of channels from 33 to in excess of 150 and provide an enhanced digital picture and video-on-demand programming. Management believes further that High Definition Television Service (HDTV), local loop telephony and Internet communication are areas where the expertise and research conducted by the Company will provide internal growth for the next seven to ten years.
          In fiscal 1997 the Company's cash requirements were satisfied principally from the cash flow from operations, cash on hand and customer deposits. These funds were sufficient to meet the Company's working capital needs, capital expenditures and required debt payments.
          The Company recognizes that industry demand for the remainder of calendar year 1997 will be less than the preceding calendar year, especially in the domestic market. The Company believes that its financial strength as evidenced by the balance sheet, especially the cash and cash equivalent amount, will allow it to continue to develop and market the latest technology until the demand increases.
          Cash and cash equivalents totaled $681,000 at March 31, 1997 compared to $1,538,000 as of March 31, 1996; U.S. Treasury Bills increased from $1,569,000 to $1,679,000 for the same periods. The net decrease in these accounts are due to the decrease in sales activity in the second half of fiscal 1997 and the acquisition of treasury stock in the first quarter of fiscal 1997.
          Due to the decrease in sales volume, especially in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996, the accounts receivable balance, net of allowance for doubtful accounts, decreased from $1,819,000 as of March 31, 1996 to $934,000 as of March 31, 1997. Customer
deposits on orders decreased in tandem from $526,000 as of March 31, 1996 to $121,000 at March 31, 1997.
          Bad debt write-offs for fiscal 1997 totaled $30,000, the same as the amount written off in the prior fiscal year. The reserve was increased from $95,000 as of March 31, 1996 to $100,000 as of March 31, 1997 which management believes is adequate.
          Inventories totaled $3,628,000 as of March 31, 1997, an increase of $252,000 over the same date one year earlier. The increase was due primarily to build-up for the previously mentioned customer which had been placed on "hold" status. Restrictions have been placed on new inventory purchases in an endeavor to relate inventory levels to sales levels.
          Accounts payable balance at March 31, 1997 of $355,000 is $430,000 less than the balance at March 31, 1996, reflecting the reduction of inventory purchases.
          Deferred income taxes, which was an asset as of March 31, 1996, became a liability as of March 31, 1997 due to the timing of the collection of the cellular license settlement.
          The Note Receivable, which included interest of $400,000, increased to $2,500,000 at March 31, 1997 from a net balance of zero as of March 31, 1996 due to the collection of the Note on April 3, 1997.An additional $500,000 of the settlement agreement has been shown as a long-term receivable with a like amount fully reserved as the likelihood or time of collection cannot be determined at the time of this report.
          Capital expenditures for the fiscal year ended March 31, 1997 totaled $355,000 compared to $231,000 for the prior fiscal year. Of the total amount of $355,000, approximately $272,000 was used to procure testing equipment including $76,000 for digital testing. Capital assets of $388,000, which were fully depreciated, were "scrapped" and written-off during fiscal 1997.Included in this write-off was an amount of $221,000 for the old data processing hardware and software which was replaced in fiscal 1996. Depreciation expense for fiscal 1997 totaled $243,000, an increase of $44,000 from the previous fiscal year.Plans for future expansion of the Registrant's production and office space as mentioned in last year's annual report have been delayed until sales volume increases. The Company has, since June 1996, leased approximately 1,500 square feet of space used for research and development.
          The balance shown in the category "Other Assets" for March 31, 1996 in the financial statements accompanying this report included $212,000 for the Company's investment in a Wireless Cable operator. In fiscal 1997 the Company sold one half of this investment for $318,200. The remaining stock of the operator, which was acquired by a Regional Bell Operating Company, was sold during the first quarter of fiscal 1998 for $383,300. The remaining $2,000 difference between these accounts for the respective dates represents costs associated with organizing subsidiaries of the Registrant.
          In February 1997, the Company refinanced its borrowing with a different financial institution as follows:
          1. Line of credit of $2,000,000 bearing interest at the bank's prime rate less 1/2 percent or LIBOR plus 175 basis points. There are no borrowings outstanding as of March 31, 1997.
          2. Mortgage bearing interest at the bank's prime rate plus 1/4 percent or LIBOR plus 225 basis points. As of March 31, 1997, the mortgage aggregated $735,000 and required monthly principal payments of $4,083 plus interest at LIBOR plus 225 basis points, which was 7.6875%.
          3. Term loan bearing interest at the bank's prime rate or LIBOR plus 200 basis points. At March 31, 1997, $152,000 was outstanding bearing interest at 7.4375% with monthly principal payments of $2,533. An additional amount of $70,000 was borrowed on April 1, 1997 at the same interest rate and required monthly principal payments of $1,218.
          Although the change produced favorable interest rates, Management's decision to change was based on the international expertise provided by the new financial institution.
          Long-term debt, less the current portion of $108,000, equaled
$807,000 as of March 31, 1997, compared to $938,000 as of March 31, 1996.
          Accrued expenses at March 31, 1997, which consisted of payroll and related expenses of $207,000 and other of $130,000 for a total of $337,000 was $216,000 less than the balance of $553,000 for the same date one year ago. Reductions in accrued payroll included an amount of $98,000 for officers and management bonuses accrued as of March 31, 1996. Bonus calculations are based on income from operations goals that were not achieved for fiscal 1997. Reductions also incurred in payroll tax liability of approximately $45,000 as these are now paid through electronic funds transfer (EFT). An amount of $37,000 included in other accrued expense as of March 31, 1996 represented the final deferred portion of an asset purchased in fiscal 1996 with final payment in April 1997 and reclassified as accounts payable at March 31, 1997.
          Common stock and additional paid-in capital accounts increased $45,000 during the year ended March 31, 1997 as employees exercised stock options for 19,000 shares at an average price of $2.37 (See note 8 to the financial statements accompanying this report for further discussion).
          In May, 1996, the Registrant, through a subsidiary, purchased 200,000 shares of the Company's stock from the estate of a former director through an agreement negotiated with the beneficiary for $1,262,500. In consideration of this agreement, the Company has issued a nonnegotiable, non-transferable stock warrant to the beneficiary that expires on May 22, 2001, for 200,000 shares of the Company's stock at an exercise price of $9.46875 per share.
          In addition, 5,438 shares of the Company stock was purchased from former employees (including 2,184 shares from a former officer) under the KSOP Plan Agreement for an aggregate amount of $47,710.
          Inflation has not had a significant impact on cost or price in the two fiscal years under review. However, as a significant portion of component materials are obtained from sources outside the United States, the Registrant is subject to the fluctuations in the international money market.
          The backlog of unsold orders amounted to $2,853,000 compared to $10,912,000 as of March 31, 1996. The backlog as of March 31, 1997 has ben restated to anticipate the expected change in the subcontract order for Saudi Arabia.Indications are that a major portion if not all of this order will change from analog to digital compression which would reduce the number of transmitters required to complete the project. While this reduction valued at approximately $4.3 million adversely affects the short-term sales, the Registrant believesthat the participation in this new technology will enhance its reputation over the next several years and initiate the potential for additional volume.
          The Company employed 67 persons plus 2 part-time employees as of March 31, 1997 compared to 83 (plus 9 part-time) people at March 31, 1996 and a total high of 95 employees in July 1996. A further decrease to approximately 60 full and part-time employees occurred in the first quarter of fiscal 1998.

ACCOUNTING DEVELOPMENTS

          In February 1997, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share (SFAS No. 128) and SFAS No. 129 Disclosure of Information about Capital Structure. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. Management does not believe that SFAS No. 128 and SFAS No. 129 will have a material effect on the financial statements of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

          Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forwardlooking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments (including, but not limited to, the resumption and/or further modification of the subcontract for Saudi Arabia mentioned above),market acceptance of new product introductions (including, but not limited to, the Company's digital products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

ITEM 7.   FINANCIAL STATEMENTS

          See pages 25 to 40 of this report for the financial statements required by this Item.

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
          There is no information relevant to the Registrant which must be disclosed under this Item 8.
                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          The information required by this Item 9 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this Item 10 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
          The information required by this Item 11 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 12 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:

     DESCRIPTION OF EXHIBIT        EXHIBIT NUMBER    PAGE NUMBER
    -----------------------       --------------       -----------

Articles of Incorporation
  and Bylaws

     Restated Certificate
      of Incorporation                  3 i              41
        Bylaws                          3 ii            (1)
 Material Contracts

     1996 Stock Option Plan             10               49
     1988 Stock Option Plan             10              (1)
     Officers Incentive Compensation
      Plan                              10               60
     Agreement (Change in Control
      Agreements for certain Executive
      Officers)                         10               (2)
     Non-Negotiable, Non-Transferable
      Stock Warrant                     10               (2)
     Purchase Order Master Contract     10               (3)
     Settlement and Release Agreement   10               62

Subsidiaries                            21               (4)

Financial Data Schedule                 27               (5)

     (1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1993.
     (2) Incorporated by reference from the From 10-KSB filed with the Securities and Exchange Commission for fiscal year ended 1996.
     (3) Incorporated by reference from the Form 10-KSB/A (No. 2) filed with the U.S. Securities and Exchange Commission for fiscal year ended 1996.
     (4) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 1995.
     (5) This Exhibit was filed electronically, but is not included in the paper copy of this report.
          (b) Form 8-K filings: The Registrant filed two Form 8-Ks during the last quarter of the period covered by this report. The Form 8-K which was filed with the U.S. Securities and Exchange Commission on January 9, 1997, reported the death of Leonard S. Teven, a member of the Registrant's Board of Directors. The Form 8-K which was filed on January 15, 1997, reported the Registrant's initiation of a lawsuit,which was eventually settled and is also discussed in
Item 6 above, with respect to $2.1 million of indebtedness, plus accrued interest, owing to the Registrant under a Note delivered to the Registrant in connection with the Registrant's sale of a cellular license in 1991.

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EMCEE BROADCAST PRODUCTS, INC.


                              /s/ JAMES L. DESTEFANO
                              ---------------------------------
                              James L. DeStefano, President/CEO
                              Date: June 27, 1997


                              /s/ ALLAN J. HARDING
                              --------------------------------
                              Allan J. Harding, Vice President-
                                                  Finance
                              Date: June 27, 1997


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JAMES L. DESTEFANO             Date: June 27, 1997
----------------------------
James L. DeStefano, Director

/s/ JOE B. HASSOUN                 Date: June 27, 1997
----------------------------
Joe B. Hassoun, Director

/s/ MICHAEL J. LEIB                Date: June 27, 1997
----------------------------
Michael J. Leib, Director

/s/ RICHARD J. NARDONE             Date: June 27, 1997
----------------------------
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS              Date: June 27, 1997
----------------------------
Evagelia Rogiokos, Director

                  EMCEE BROADCAST PRODUCTS, INC.
                         AND SUBSIDIARIES

                           YEARS ENDED
                      MARCH 31, 1997 AND 1996

                    Independent Auditors' Report



Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania

We have audited the consolidated balance sheets of EMCEE Broadcast Products,Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Kingston, Pennsylvania
May 22, 1997

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1997 AND 1996
                                                        ASSETS

                                                        1997     1996
                                                     -----------------
Current assets:
  Cash and equivalents                            $   681,335 $ 1,537,759
  U.S. Treasury Bills                               1,679,164   1,569,026
  Accounts receivable, net of allowance for
   doubtful accounts (1997, $100,000; 1996,
   $95,000)                                           933,535   1,818,988
  Inventories                                       3,627,803   3,375,901
  Prepaid expenses                                    379,358     247,933
  Deferred income taxes                                           226,000
  Note receivable                                   2,500,000   2,100,000
    Less deferred portion                                      (2,100,000)
                                            ------------------------------
          Total current assets                      9,801,195   8,775,607
                                            ------------------------------
Property, plant and equipment:
  Land and land improvements                          246,841     246,841
  Building                                            629,211     621,215
  Machinery                                         2,019,718   2,060,799
                                            -----------------------------
                                                    2,895,770   2,928,855
  Less accumulated depreciation                     1,836,630   1,982,113
                                            ------------------------------
                                                    1,059,140     946,742
                                            ------------------------------
Other assets                                          108,173     214,900
                                            ------------------------------
Note receivable                                       500,000
  Less deferred portion                            (  500,000)
                                            ------------------------------
                                                            0
                                            ------------------------------
          Total assets                         $10,968,508     $9,937,249
                                            ------------------------------
                                            ------------------------------

             See notes to consolidated financial statements

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          1997                         1996
                                         --------------------------------------
Current liabilities:
  Current portion of long-term debt          $ 108,000                 $200,000
  Accounts payable                             355,401                  785,159
  Accrued expenses:
    Payroll and related expenses               206,612                  285,000
    Other                                      130,172                  267,506
  Deposits from customers                      121,195                  526,199
  Deferred income taxes                        554,000
                                         ---------------------------------------
           Total current liabilities         1,475,380                2,063,864
                                         ---------------------------------------
Long-term debt, net of current portion         807,189                  938,217
                                         ---------------------------------------
Shareholders' equity:
  Common stock, $.01 - 2/3 par;
   authorized 9,000,000 shares; issued
   4,378,364 shares, 1997; 4,359,381 shares,
   1996                                         72,987                  72,653
  Additional paid-in capital                 3,562,523               3,517,778
  Retained earnings                          6,412,703               3,396,801
                                        ---------------------------------------
                                            10,048,213               6,987,232

  Less shares held in treasury, at cost
   (1997, 212,763; 1996, 7,325)              1,362,274                 52,064
                                        ----------------------------------------
                                            8,685,939               6,935,168
                                        ---------------------------------------

          Total liabilities and equity    $10,968,508             $ 9,937,249
                                        ---------------------------------------
                                        ---------------------------------------

            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED MARCH 31, 1997 AND 1996
                                              1997           1996
                                        --------------------------
Net sales                                $12,522,811   $14,292,562
Costs of products sold                       8,023,300   9,101,277
                                        --------------------------
Gross profit                                4,499,511  5,191,285
                                        --------------------------
Operating expenses:
  Selling                                    1,484,962  1,597,549
  General and administrative                 1,186,329  1,213,996
  Research and development                     444,669    460,884
                                        --------------------------
                                             3,115,960  3,272,429
                                        --------------------------
Income from operations                       1,383,551  1,918,856
                                        --------------------------
Other income (expense), net:
  Interest expense                          (   92,909)(  140,723)
  Interest income                              109,976    105,279
  Other                                        242,084     17,674
  Settlement of note receivable              2,500,000
                                        --------------------------
                                             2,759,151 (   17,770)
                                        --------------------------
Income before income taxes                   4,142,702  1,901,086
Income taxes                                 1,126,800    306,000
                                       ---------------------------
Net income                                 $ 3,015,902$ 1,595,086
                                       ---------------------------
                                       ---------------------------

Earnings per common and common
 equivalent share                                 $.72       $.36
                                       ---------------------------
                                       ---------------------------
Shares used in computing earnings per
 common share and common share
 equivalent                                  4,215,300  4,403,500
                                       ---------------------------
                                       ---------------------------

             See notes to consolidated financial statements

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED MARCH 31, 1997 AND 1996
                                      Common stock      Additional
                           Shares           Amount    paid-in capital


Balance, March 31, 1995         4,300,155  $ 71,670   $3,472,200

Common stock issued under
 stock option plan                 59,226       983       45,578

Treasury stock purchased

Net income for the year
                                 --------------------------------
Balance, March 31, 1996          4,359,381   72,653    3,517,778

Common stock issued under
 stock option plan                  18,983      334       44,745

Treasury stock purchased

Net income for the year
                               ---------------------------------
Balance, March 31, 1997          4,378,364  $ 72,987  $3,562,523
                               ---------------------------------
                               ---------------------------------

          See notes to consolidated financial statements

 Retained         Treasury stock
 earnings      Shares       Amount         Total
$ 1,801,715     3,221  $(   21,061)   $ 5,324,524


                                           46,561

                4,104    (   31,003)   (   31,003)

  1,595,086                             1,595,086
----------------------------------------------------
 3,396,801      7,325    (   52,064)    6,935,168

                                           45,079

              205,438    (1,310,210)   (1,310,210)

 3,015,902                              3,015,902
--------------------------------------------------
$ 6,412,703   212,763   $(1,362,274)  $ 8,685,939
--------------------------------------------------
--------------------------------------------------

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED MARCH 31, 1997 AND 1996
                                              1997           1996
                                             --------------------------
Cash flows from operating activities:
  Net income                                 $3,015,902   $1,595,086
  Adjustments:
    Depreciation                                242,625      198,632
    Recognition of note receivable           (2,500,000)
    Disposal of fixed assets                                  30,647
    (Increase) decrease in:
      Accounts receivable                       885,453   (  151,493)
      Inventory                              (  251,902)     672,045
      Prepaid expenses                       (  131,425)  (  159,886)
      Deferred income taxes                     226,000   (   38,000)
      Other assets                              106,727          300
    Increase (decrease) in:
      Accounts payable                       (  429,758)     153,107
      Accrued expenses                       (  215,722)  (  904,093)
      Deposits from customers                (  405,004)  (   38,004)
      Deferred income taxes                     554,000
                                            -------------------------
Net cash provided by operating activities     1,096,896     1,358,341
                                             ------------------------
Cash flows from investing activities:
  Purchases of:
    Property, plant and equipment             (  355,023) (  231,197)
    U.S. Treasury Bills                       (2,310,138) (2,388,498)
  Proceeds from maturities of U.S. Treasury
   Bills                                       2,200,000   1,400,000
                                             ------------------------
Net cash used in investing activities         (  465,161) (1,219,695)
                                             ------------------------
Cash flows from financing activities:
  Acquisition of treasury stock               (1,310,210) (  31,003)
  Proceeds from issuance of:
    Long-term debt                               887,000    115,000
    Common stock                                  45,079     46,561
  Repayment of long-term debt                 (1,110,028)(  171,525)
                                             ------------------------
Net cash used in financing activities         (1,488,159)(   40,967)
                                             ------------------------
Net increase (decrease) in cash and
 equivalents                                  (  856,424)    97,679

Cash and equivalents, beginning                1,537,759  1,440,080
                                             ------------------------
Cash and equivalents, ending                 $   681,335 $1,537,759
                                             ------------------------
                                             ------------------------

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               YEARS ENDED MARCH 31, 1997 AND 1996

Supplemental disclosures of cash flow information:

Cash paid for interest expense amounted to $95,000 and $142,000 in 1997 and 1996, respectively. Cash paid for income taxes was $531,000 and $1,473,000 in 1997 and 1996, respectively.

          See notes to consolidated financial statements

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 1997 AND 1996

1.  Summary of significant accounting policies:

   Principles of consolidation:
   The consolidated financial statements include the accounts of EMCEE Broadcast Products, Inc. and its subsidiaries, all of which are wholly-owned (together, the Company). All significant intercompany accounts and transactions have been eliminated.

   Revenue recognition, sale of license:
   During 1992, a rural cellular license was sold for $3,100,000.
    The initial payment was $845,000, net of closing costs of $155,000. The balance, which bore interest at 7% payable at maturity, was due in December 1996. The deferred payment and the related interest income was not previously recognized because of its extended collection period and because there was not a reasonable basis to evaluate the likelihood of collection. On April 3, 1997 the Company collected $2,500,000 and received a non-interest bearing, unsecured $500,000 note receivable as settlement of the note.

   The $500,000 note receivable is due and payable upon the occur-rence of any one or more of certain specified events involving the debtor, including but not limited to acquisition, merger, bankruptcy, and insolvency. None of the specified events relate to the debtor's normal operations. The note receivable is fully reserved because it has no definite collection period and because there is not a reasonable basis to evaluate the likelihood of collection.

    Cash and U.S. Treasury Bills:
   The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of three months or less. U.S. Treasury Bills with an original maturity of more than three months are considered to be investments. All U.S. Treasury Bills are stated at cost which approximates market and are considered as available for sale. All U.S. Treasury Bills not included as cash equivalents had contracted maturities of six months.

   Inventories:
   Inventories are stated at the lower of standard cost which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

   Property, plant and equipment and depreciation:
   Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 1997 AND 1996


1.  Summary of significant accounting policies (continued):

   Advertising:
   These expenses are recorded when incurred. They amounted to $75,000 and $150,000 for 1997 and 1996, respectively.

   Fair value:
   The fair value of long-term debt that is variable rate debt that reprices regularly, the notes receivable of $2,500,000 which were collected in April 1997 and U.S. Treasury Bills approximates the amounts recorded in the financial statements. It was not practicable to estimate the fair value of the $500,000 note receivable at March 31, 1997 and the note receivable at March 31, 1996 because the Company was unable to estimate the timing and form of the ultimate settlement of the amounts due to it. The Company has fully provided for any potential loss resulting from the non-payment of these receivables.

   Earnings per share:
   Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

   Use of estimates:
   Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

   Reclassification:
   Certain reclassifications have been made to 1996 balance sheet to conform to the 1997 presentation.

2. Industry, sales and accounts receivable concentration information:

   The Company's primary activity is in one segment which consists of the assembly and sale of equipment for the domestic and foreign television broadcasting industry. Major customers are those that individually account for more than 10% of the Company's consolidated revenues. For the years ended March 31, 1997 and 1996, two customers with total sales of $3,476,000 and two customers with total sales of $4,864,000, respectively, qualified as major customers. Worldwide export sales amounted to $7,056,000 and $8,174,000 for 1997 and 1996, respectively. At March 31, 1997, there were no significant accounts receivable concentrations. The Company performs ongoing credit evaluations of its customers and typically requires deposits and a letter of credit on foreign sales and deposits on domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 1997 AND 1996

3. Cash and equivalents:

   At March 31, 1997, cash held at a financial institution is in excess of the Federal Deposit Insurance coverage by $358,000. In addition, $198,000 of U.S. Treasury Bills were recorded as cash equivalents.

4. Inventories:
                                            1997          1996
                                       -------------------------

Finished goods                         $  399,000     $  554,000
Work-inprocess                            738,000        681,000
Raw materials                           1,574,000      1,614,000
    Manufactured components               916,803        526,901
                                       -------------------------
                                       $3,627,803     $3,375,901
                                       -------------------------
                                       -------------------------
5.  Line of credit:

   The Company has a line of credit agreement with a bank aggregating $2,000,000 collateralized by inventories, accounts receivable and all property, plant and equipment. The line of credit agreement requires monthly interest payments at .50% below the bank's prime rate of interest or 1.75% above LIBOR which was 5.4375% at March 31, 1997. There were no principal borrowings during the years ended March 31, 1997 and 1996.

   The loan agreement contains restrictive covenants when amounts are outstanding which, among other things, require the Company to maintain a maximum total liabilities to net worth ratio, a minimum current ratio and a debt coverage ratio. The Company is allowed to pay dividends on its common stock if it is in compliance with the financial covenants and ratios.

6.Long-term debt:
                                            1997          1996
                                         ----------------------

Term loans, bank                         $  735,000 $  823,369
Equipment loans                             152,000    231,693
Other                                        28,189     83,155
                                         ----------------------
                                            915,189  1,138,217

Less current portion                        108,000    200,000
                                         -----------------------

                                         $  807,189 $  938,217
                                         -----------------------
                                         -----------------------

       EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 1997 AND 1996

6. Long-term debt (continued):

   The term loan, bank at March 31, 1997 matures in 2012 and requires principal payments of $4,083, plus interest. Interest is calculated at 2.25% above LIBOR which was 5.4375% at March 31, 1997. The bank has the option of adjusting the monthly payments required under this loan to provide for changes in the interest rates. The term and equipment loans are cross-collateralized with and have the same restrictive covenants as the line of credit (see Note 5).

   Principal payments on long-term debt, based on current interest rates, are as follows:

                       1998             $  108,000
                       1999                 79,000
                       2000                 79,000
                       2001                 79,000
                       2002                 79,000
                     Thereafter            491,189
                                        -----------
                                        $  915,189
                                        -----------
                                        -----------
7. Defined contribution pension plan:

   A defined contribution pension plan covers all full time employees who meet age and service requirements. Contributions to the plan, determined at the discretion of the Board of Directors, were $29,000 in 1997 and 1996.

8. Common stock:

   Nonqualified stock option plans provide for the grant of options to purchase up to 300,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 37,100 options were available for grant at March 31, 1997. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. All outstanding options granted expire after 5 years and vest over two years.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 1997 AND 1996

8. Common stock (continued):

   Changes in outstanding common stock options granted are summarized below:

                                 1997                    1996
                            -----------------------------------------
                            Number   Average        Number   Average
                              of     exercise         of     exercise
                           shares    price         shares    price
                            -----------------------------------------
    Balance at beginning
     of year               80,083    $ 2.82        145,920   $ 3.45
    Options granted       115,200      6.16
                          --------                 -------
                          195,283                  145,920

    Options exercised      18,983      2.37         59,226      .79
    Options expired        13,050      1.31          6,611      .34
                          --------                 -------
    Balance at end of
     year                 163,250    $ 5.36         80,083   $ 2.82
                          -----------------------------------------
                          -----------------------------------------
    Options exercisable
     at year-end           48,050    $ 3.44         58,500   $ 2.59

    Weighted-average fair
     value of options
     granted during the
     year                  $ 3.09

   At March 31, 1997, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $3.44 - $6.16 and 3.4 years, respectively.

   The Company in accordance with an election under generally accepted accounting principles for stock options has recorded no compensation cost for its stock options in the accompanying consolidated financial state ments.

   Had compensation cost been determined based on the fair value at the grant dates for awards under the plans, the Company's net income and earnings per share would have been reduced to the proforma amounts disclosed below:

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 1997 AND 1996

                                             1997
                                        -----------
   Net income:
     As reported                         $3,015,902
     Proforma                             2,972,000
   Earnings per common share:
     As reported                         $      .72
     Proforma                                   .71


8. Common stock (continued):

   Proforma net income does not reflect options granted before April 1, 1995.
      Therefore, the full impact of calculating compensation cost for stock options is not reflected in the proforma amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensation cost for options granted in the year ended March 31, 1995 are not considered.

   The fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

    Earnings dividend yield              .0%
    Risk free interest rate            5.84%
    Expected life                     5 Years
    Volatility                        48.88%

   During 1997, warrants to purchase 200,000 shares of common stock at $9.76 a share were issued and remain outstanding at March 31, 1997.

 9. Income taxes:

   The following table sets forth the current and deferred amounts of the provisions for income taxes for the years ended March 31, 1997 and 1996:
                                      1997               1996

        Current                   $346,800            $  780,000
        Deferred                   (38,000)              306,000
                                --------------------------------
                                 $ 306,800            $1,126,800
                                 --------------------------------
                                 --------------------------------

   The provisions for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate of 34% for the years ended March 31, 1997 and 1996 as follows:

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             YEARS ENDED MARCH 31, 1997 AND 1996

                                         1997            1996
                                       ----------------------------
   Federal income tax at
    the statutory rate                $ 1,408,000   $646,000
     Foreign sales corporation benefit   (180,000)  (173,000)
    Federal income tax credit             (50,000)   (49,000)
   Other, net                             (51,200)  (118,000)

   Provision for income taxes         $ 1,126,800  $ 306,000
                                       ----------------------------
                                       ----------------------------

 9. Income taxes (continued):

   The tax effects of temporary differences that give rise to deferred income taxes at March 31, 1997 and 1996 are presented in the table below:

                                           1997        1996
                                       --------------------------

   Deferred tax assets:
      Inventory                           $  101,000 $ 124,000
      Other differences                       59,000   102,000
                                       ---------------------------
     Total gross deferred tax assets       160,000     226,000

   Deferred tax liabilities,
      Note receivable                    ( 714,000)
                                       ---------------------------

   Net deferred tax asset (liability)   $( 554,000) $ 226,000
                                       ---------------------------
                                       ---------------------------