Form 10QSB
period 1997-08-06
EMCEE BROADCAST PRODUCTS INC
filed 1997-08-08
CIK 32312

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC   20549

                                     FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended                    June 30, 1997

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

               Common stock, $ .01-2/3 par value - 4,184,161 shares as of August 4, 1997.






          *formerly Electronics, Missiles & Communications, Inc.







                       EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                                      I N D E X

                                                                  PAGE(S)
               PART I.  FINANCIAL INFORMATION:

              CONSOLIDATED BALANCE SHEETS -
                  June 30, 1997 and March 31, 1997. . . . . . . .    3

             CONSOLIDATED STATEMENTS OF INCOME  -
                   Three Months ended June 30, 1997 and 1996. . .    4

             CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
                    Three Months ended June 30, 1997. . . . . . .    5

             CONSOLIDATED STATEMENTS OF CASH FLOWS -
                    Three Months ended June 30, 1997 and 1996 . .    6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. .  . . .   7 - 8


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS . .   9 - 11



          PART II.  OTHER INFORMATION:

             SIGNATURES. . . . . . . . . . . . . . . . . .  . . .   12


          NOTE: Any questions concerning this report should be addressed to Mr. Allan J. Harding, Vice President-Finance.
                         PART I.  FINANCIAL INFORMATION

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      - JUNE 30, 1997 and MARCH 31, 1997 -

                                        JUNE 30, 1997     MARCH 31, 1997
                                         (Unaudited)
                                     ---------------------------------
          ASSETS
           CURRENT ASSETS:
             Cash and cash equivalents       $1,023,911    $  681,335
             U. S. Treasury Bills             4,095,880     1,679,164
             Accounts receivable, net of
             allowance for doubtful accts.
             June -$89,000/March-$100,000      917,451        933,535
             Inventories                     3,407,001      3,627,803
             Prepaid expenses and deferred
              taxes                            257,685        379,358
             Note receivable                                2,500,000
                                          ---------------------------
               TOTAL CURRENT ASSETS          9,701,928      9,801,195
                                          ---------------------------
          PROPERTY, PLANT & EQUIPMENT:
             Land & land improvements          246,841        246,841
             Building                          629,212        629,212
             Machinery & equipment           2,028,875      2,019,717
                                          ---------------------------
                                             2,904,928      2,895,770
             Less accumulated depreciation   1,908,360      1,836,630
                                           ---------------------------
               NET PROPERTY,PLANT&EQUIPMENT    996,568      1,059,140
                                           ---------------------------
          OTHER ASSETS                           2,175        108,173
                                            ---------------------------
          NOTE RECEIVABLE                      500,000        500,000
            Less deferred portion             (500,000)      (500,000)
                                            ---------------------------
                                                     0              0
                                            ---------------------------
          TOTAL ASSETS                      $10,700,671   $10,968,508

          LIABILITIES & SHAREHOLDERS' EQUITY
          CURRENT LIABILITIES:
           Current  portion of long-term debt   $130,000     $108,000
           Accounts payable                      104,488      355,401
           Accrued expenses                      261,057      336,784
           Deposits from customers               210,511      121,195
           Accrued federal income taxes          448,994      554,000
                                          ----------------------------
            TOTAL CURRENT LIABILITIES          1,155,050    1,475,380

          LONG-TERM DEBT, net of current
            portion                              839,391      807,189
                                            ----------------------------

          SHAREHOLDERS' EQUITY:
            Common stock issued, $.01-2/3 par;
             authorized 9,000,000 shares          72,987       72,987
            Additional paid-in capital         3,562,523    3,562,523
            Retained earnings                  6,432,994    6,412,703
                                            -------------------------
                                              10,068,504   10,048,213

            Less shares held in treasury at
             cost:201,579 shares June '97 and
             Mar '97                           1,362,274    1,362,274
                                            -------------------------

             TOTAL SHAREHOLDERS' EQUITY        8,706,230    8,685,939
                                             -------------------------
          TOTAL LIABILITIES & SHAREHOLDERS'
            EQUITY                           $10,700,671  $10,968,508
                                             =========================

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE  30, 1997 AND 1996
                                   (Unaudited)
                                             THREE (3) MONTHS
                                        06/30/97       06/30/96
                                      --------------------------
          NET SALES                     $1,823,240    $ 4,299,369
          COST OF PRODUCTS SOLD          1,324,334      2,734,713
                                        ---------------------------
          GROSS PROFIT                    498,906      1,564,656
                                        ---------------------------
          OPERATING EXPENSES:
            Selling                       389,984        438,468
            General and administrative    282,874        327,653
            Research and development      110,950         69,822
                                        ---------------------------
          TOTAL OPERATING EXPENSES        783,808        835,943
                                        ---------------------------
          INCOME (LOSS) FROM OPERATIONS  (284,902)       728,713
                                        ---------------------------
          OTHER INCOME (EXPENSE), NET:
            Interest expense              (22,068)       (18,371)
            Interest income                53,305         28,305
            Gain of sale of investment
             securities                   277,324        106,181
            Other                           3,032          1,327
                                        ---------------------------
          TOTAL OTHER INCOME, NET         311,593        117,442
                                        ---------------------------
          Net income before income taxes   26,691        846,155

          INCOME TAXES                      6,400        208,000
                                        ---------------------------
          NET INCOME                      $20,291       $638,155
                                        ============================
          COMMON SHARE AND COMMON
          SHARE EQUIVALENT OUTSTANDING:
            Primary                     4,165,601      4,335,705
                                        ============================
            Assuming full dilution      4,165,601      4,334,218
                                        ============================
          EARNINGS PER COMMON AND
          COMMON SHARE EQUIVALENT:
            Primary                          $.01          $.15
                                        ============================
            Assuming full dilution           $.01          $.15
                                        ============================
                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         THREE MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                                           ADDITIONAL
                            COMMON STOCK   PAID-IN          RETAINED
                          SHARES  AMOUNT   CAPITAL          EARNINGS
                          ------------------------------------------

          BAL 3/31/1997  4,378,364 $72,987   $3,562,523     $6,412,703

          NET INCOME FOR
           THE PERIOD                                           20,291


                         ------------------------------------------------

          BAL 6/30/1997  $4,378,364 $72,987  $3,562,523    $6,432,994
                         ===============================================

                      TREASURY STOCK
                         SHARES       AMOUNT         TOTAL
                          -----------------------------------------
          BAL 3/31/1997   12,763   $(1,362,274)   $8,685,939

          NET INCOME FOR
           THE PERIOD

          BAL 6/30/1997                              20,291
                         -----------------------------------------
                         212,763   $(1,362,274)   $8,706,230
                        =========================================

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE (3) MONTHS ENDED JUNE 30, 1997 AND 1996
                                        (Unaudited)

                                                  THREE (3) MONTHS
                                                    06/30/97  06/30/96
                                                    -------------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                              $  20,291  $  638,155
            Adjustments:
             Depreciation                              71,730     56,652
             Provision for doubtful accounts          (11,000)     9,000
             (Increase) decrease in:
              Accounts receivable                      27,084   (764,775)
              Inventories                              220,802   (93,767)
              Prepaid expenses and deferred taxes      121,673    15,529
              Other assets                             105,998     60,571
           Increase (decrease) in:
              Accounts payable                        (250,913)   163,093
              Accrued expenses                         (75,727)   (71,326)
              Deposits from customers                   89,316    195,778
              Accrued income taxes                    (105,006)    90,451
                                                     --------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES    214,248    299,361
                                                     ---------------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of  property,plant and equipment (9,158)  (164,578)
           Purchase of U. S. Treasury Bills         (3,616,716)  (217,086)
           Proceeds from maturities of U.S.
            Treasury Bills                           1,200,000    600,000
           Note receivable                           2,500,000
                                                     ---------------------
          NET CASH PROVIDED IN INVESTING ACTIVITIES     74,126    218,336
                                                     ---------------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
           Long Term Debt:
            New borrowings                             70,000
            Payments                                  (15,798)   (41,003)
            Stock sold under option plans              20,229
            Acquisition of company stock                      (1,294,240)
                                                    ---------------------
          NET CASH PROVIDED (USED)IN
            FINANCING ACTIVITIES                       54,202 (1,315,014)

          NET INCREASE (DECREASE) IN CASH              342,576  (797,317)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF YR 681,335 1,537,759
                                                    ---------------------

          CASH AND CASH EQUIVALENTS AT END OF Pd.    $1,023,911  $740,442
                                                    =====================


          SUPPLEMENTAL DISCLOSURE OF CASH FLOW
           INFORMATION:
            Cash paid during the period:
             Interest Expense                          $12,258    $17,825
                                                      ===================
             Income Taxes                                   $0   $108,646
                                                      ===================

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        EMCEE BROADCAST PRODUCTS, INC.
                               AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. The financial information presented as of any date other than March 31, has been prepared from the books and records of the Company without audit. Financial information as of March 31 has been derived from the audited financial statements ofthe Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting onlyof normal recurring adjustments, necessary to present fairly EMCEE Broadcast Products, Inc. and Subsidiaries' financial position, and the results of their operations and changes in cash flow for the periods presented.

          2. The results of operations for the three-month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

          3. At June 30, 1997, cash held at a financial institution is in excess of the Federal Deposit Insurance Coverage by $793,436.

          4. INVENTORIES consisted of the following:

                                         June 30,1997  March 31, 1997
                                          (UNAUDITED)

            FINISHED GOODS                  $  314,000    $  399,000
            WORK-IN-PROCESS                 $  647,000    $  738,000
            RAW MATERIALS                   $1,586,000    $1,574,000
            MANUFACTURED COMPONENTS           $860,001    $  916,803
                                     -------------------------
                                            $3,407,001    $3,627,803
                                            -------------------------

          Inventories are stated at the lower of standard cost, which approximates current actual cost(on a first-in, first-out basis) or market (net realizable value).

          5. EARNINGS PER SHARE. Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.

          6. OTHER ASSETS for March 31, 1997 include the balance of stock received in exchange for an account receivable. In June 1997 this investment was sold for a net profit of $277,324. The remainder of other assets of $2,175 are organizational costs of subsidiaries.

          7. During fiscal 1992 a rural cellular license was sold for $3,100,000. The initial payment was $845,000 net of closing costs of $155,000 with the balance plus interest at seven (7%) percent payable December 16, 1996. An agreement between the parties was executed at the end of March 1997 in which the Company received a payment in April 1997 of $2,500,000 and a note of $500,000 to be paid if the license is resold or a material change occurs in the ownership of the license holder. The remaining $500,000 receivable is recorded on the balance sheet and is fully reserved because there is no reasonable basis to evaluate the likelihood of collection.

          8. For the three months ended June 30, 1997, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its foreign sales corporation (FSC) subsidiary.

          9. On May 28, 1996, the Corporation purchased 200,000 shares of EMCEE Broadcast Products, Inc. stock from the estate of a former director. This stock has been recorded as Treasury Stock. In consideration of this Agreement, the Company has issued a Non-Negotiable, Non-Transferable Stock Warrant to the beneficiary of the estate which expires on May 22, 2001, for 200,000 shares of the Company stock at an exercise price of $9.46875 per share.

                            EMCEE BROADCAST PRODUCTS, INC.
                                    AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Sales for quarter ended June 30, 1997 totaled $1,823,000, a decrease of 58% compared to the quarter ended June 30, 1996. Included in the latter, which, incidentally was the second best quarter in the Company's history, were shipments for a large contract for Saudi Arabia. This contract was placed on hold in July 1996 and, although approximately $834,000 of additional shipments occurred in the remaining three quarters of fiscal 1997, the project has been halted until frequency allocation issues are resolved (see additional discussion under backlog of unsold orders section of this report.)

          Of the total sales for the quarter, $1,084,000 (59%) were domestic sales, reversing a trend toward a higher percent of sales to foreign markets. The Registrant believes that the foreign market will dominate sales for the next two (2) years as the domestic market holds back on developing new systems until digital compression, which will provide more than one hundred fifty (150) programming channels with enhanced picture quality, is proven from a technical perspective.

          Gross profit for the first quarter of fiscal 1998 which ended June 30, 1997 totaled $499,000 or 27.4% of net sales compared to $1,565,000 or 36.4% of net sales for the quarter ended June
          30, 1996. The decrease of volume for the first quarter of the current fiscal year was the primary factor in the decrease of the gross profit compared to the prior year's first quarter. Although gross margin was slightly less for the sales for the contract to Saudi Arabia in the first quarter of the prior year, unfavorable manufacturing variances due to the lower volume in the first quarter of fiscal 1998 produced the lower gross margin percent.

          Operating expenses of $784,000 for the quarter ended June 30, 1997 was $52,000 less than the previous year's quarter. Reductions were in all categories except research and development which, at $111,000, exceeded the previous amount by $41,000. Included in last years total was a credit of $50,000 for reimbursement of non-recurring engineering costs on a new project.

          Although management believes that the domestic market will not resurge until calendar year 1998, and has reduced expenses, the Company continues to actively pursue sales in the foreign markets and continues its research and development programs to remain a leader in the technical side of the industry.

          The relatively high operating expenses and low sales volume produced a loss from operations of $285,000 for the first quarter of fiscal 1998 compared to income from operations of $729,000 for the same period one year ago.


          The Registrant sold the balance of its investment in a wireless cable operator (which had been purchased by BellSouth Corporation) in June, 1997 which produced a gain of $277,000 for the first quarter ended June 30, 1997. Interest income for the quarter increased from $28,000 for the first quarter of fiscal 1997 to $53,000 for the first quarter of fiscal 1998 due to the increase of cash receipts that were invested primarily in U. S. Treasury Bills. Interest expense increased approximately $4,000 for the current quarter compared to the corresponding quarter of the prior year. Total other income of $312,000 for the quarter increased by $194,000 over the prior year's first quarter.

          The amount of other income reversed the loss from operations to a net income before income taxes of $27,000 for the three months ended June 30, 1997 which compares to an amount of $846,000 for the three months ended June 30, 1996. Estimated federal income tax liability for the periods were $6,400 and $208,000, respectively, resulting in net income of $20,000 for the quarter ended June 30, 1997. Federal tax liability for both periods under discussion are less than the "expected percent" as the Corporation utilizes a Foreign Sales Corporation (FSC) formed in April, 1995. There are no state income tax liability for these periods since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes.

          In April, 1997 the Company collected $2,500,000 for a note receivable and interest. That was the primary reason that cash and cash equivalents and U.S. Treasury Bills totaled $5,120,000 as of June 30, 1997, an increase of $2,760,000 over the amount of $2,360,000 at March 31,1997.

          Accounts receivable decreased $17,000 from $934,000 as of March 31, 1997 to $917,000 as of June 30, 1997.

          Inventories were $3,407,000 as of June 30, 1997, a decrease of $221,000 from the balance at March 31, 1997 and accounts payable of $104,000 decreased $251,000 for the same periods as the Company controlled purchases to reduce inventory levels to expected sales.

          Prepaid expenses and deferred taxes totaled $258,000 as of June 30, 1997 or a reduction of $122,000 compared to March 31, 1997. Concurrently, accrued federal income tax liability decreased $105,000. Both reductions are primarily a result of a reversal of temporary differences for federal income tax. Also, included in the decrease of the former was a reduction of prepaid expense of approximately $18,000 as costs associated with an industry show were expensed.

          Capital expenditures of $9,000 were minimal for the quarter ended
          June 30, 1997 and with depreciation expense of $72,000 net property, plant and equipment decreased from $1,059,000 as of March 31, 1997 to $997,000 as of June 30, 1997.

          Other assets were $2,000 as of June 30, 1997 and decreased $106,000 from March 31, 1997 as the investment in a wireless cable operator was sold.

          Note receivable amounts of $500,000 less the deferred portion of the same amount for both periods ended March 31, 1997 and June 30, 1997 represent the balance due on the sale of a cellular license in which the Registrant received $2,500,000 on April 3, 1997. No income has been recognized for the $500,000 Note Receivable as the timing and likelihood of collection cannot be readily determined as of the date of this report.

          Current portion of long-term debts increased from $108,000 as of March 31, 1997 to $130,000 and the non-current portion increased $32,000 at June 30, 1997, compared to March 31, 1997, reflecting additional borrowing in the first quarter of fiscal
          1998.

          As of March 31, 1997 there were 48,050 shares of Company stock options exercisable at $3.4375 per share. There were no options exercised in the first quarter ended June 30, 1997.

          The backlog of unsold orders at June 30, 1997 totaled $2,765,000 compared to $2,853,000 as of March 31, 1997 and $9,988,000 as of
          June 30, 1996. The balance at June 30, 1996 included approximately $7,600,000 for the sub-contract for transmitters destined for Saudi Arabia. The amount for this contract is $2,100,000 as of June 30, 1997 reflecting the amounts shipped and a reduction of orders as it is anticipated that the system will be changed to digital compression requiring less transmitters.

          The Registrant believes that its existing working capital coupled with cash flows from operations will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 1998.

          As of June 30, 1997 the Company employed 60 people including 2 part-time employees. This total compares to 95 people including 10 part-time employees at June 30, 1996.

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments (including, but not limited to, the resumption and/or further modification of the subcontract for Saudi Arabia mentioned above), market acceptance of new product introductions (including, but not limited to, the Company's digital products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

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

          On January 16, 1997 the Registrant initiated a claim against a partnership and an individual seeking judgment in the principal amount of $2,100,000 plus interest and attorneys fees. On
          March 27, 1997, the parties agreed to a settlement of $2,500,000 to be paid (and which was paid) on April 3, 1997 and an additional $500,000 to be paid to the Company upon the occurrence of certain events, including a sale or material change in ownership of the obligor.

                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             EMCEE BROADCAST PRODUCTS, INC.


Date: August 6, 1997         /s/ JAMES L. DeSTEFANO
                             -----------------------
                             JAMES L. DeSTEFANO
                             President/CEO

Date: August 6, 1997         /s/ ALLAN J. HARDING
                             ----------------------
                             ALLAN J. HARDING
                             Vice President-Finance