Form 10QSB
period 1997-11-03
EMCEE BROADCAST PRODUCTS INC
filed 1997-11-03
CIK 32312

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC   20549

                                FORM 10-QSB

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended                    September 30, 1997

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

         Common stock, $ .01-2/3 par value - 4,153,261 shares as of October 30, 1997.






    *formerly Electronics, Missiles & Communications, Inc.












                  EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                                I N D E X

                                                             PAGE(S)
    PART I.  FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS -
           September 30, 1997 and March 31, 1997                3

     CONSOLIDATED STATEMENTS OF INCOME  -
           Six months and three months ended
           September 30, 1997 and 1996                          4

     CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
           Six months ended September 30, 1997                  5

     CONSOLIDATED STATEMENTS OF CASH FLOWS  -
           Six months ended September 30, 1997 and 1996         6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7 - 8


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9 - 12



    PART II.  OTHER INFORMATION:

     SIGNATURES                                                 13


    NOTE:  Any questions concerning this report should be addressed to
                   Mr. Allan J. Harding, Vice President-Finance.

                     PART I.  FINANCIAL INFORMATION
              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  - SEPTEMBER 30, 1997 and MARCH 31, 1997 -

                                            SEPT 30, 1997  MARCH 31,1997
                                              Unaudited
    ASSETS
    CURRENT ASSETS:
     Cash and cash equivalents             $ 2,390,633         $  681,335
      U. S. Treasury Bills                   2,253,073          1,679,164
      Accounts receivable, net of allowance
       for doubtful accts.
        Sept-$ 58,000/March-$100,000         1,577,018            933,535
      Inventories                            3,291,863          3,627,803
      Prepaid expenses and deferred taxes      283,656            379,358
      Note receivable                                           2,500,000
                                           ------------------------------
        TOTAL CURRENT ASSETS                 9,796,243          9,801,195
                                           ------------------------------
    PROPERTY, PLANT & EQUIPMENT:
      Land & land improvements                 246,841            246,841
      Building                                 629,212            629,212
      Machinery & equipment                  2,031,250          2,019,717
                                           ------------------------------
                                             2,907,303          2,895,770
      Less accumulated depreciation          1,972,900          1,836,630
                                           ------------------------------
       NET PROPERTY, PLANT & EQUIPMENT         934,403          1,059,140
                                           ------------------------------
    OTHER ASSETS                                 1,813            108,173
                                           ------------------------------

    NOTE RECEIVABLE                            500,000            500,000
      Less deferred portion                   (500,000)          (500,000)
                                           ------------------------------
                                                     0                 0
                                           ------------------------------
    TOTAL ASSETS                           $10,732,459        $10,968,508
                                           ------------------------------
                                           ------------------------------
    LIABILITIES & SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Current  portion of long-term debt    $ 125,000         $ 108,000
      Accounts payable                        301,270           355,401
      Accrued expenses                        217,211           336,784

      Deposits from customers                 256,463           121,195
      Accrued federal income taxes            273,845           554,000
                                           -----------------------------
       TOTAL CURRENT LIABILITIES            1,173,789         1,475,380
                                           -----------------------------

    LONG-TERM DEBT, net of current portion    786,164           807,189
                                           -----------------------------

    SHAREHOLDERS' EQUITY:
      Common stock issued, $.01-2/3 par;
       authorized 9,000,000 shares             73,084           72,987
      Additional paid-in capital             3,502,092       3,562,523
      Retained earnings                      6,567,167       6,412,703
                                           ----------------------------
                                            10,142,343      10,048,213

      Less shares held in treasury at cost:
       230,900 shares Sept '97;
       212,763 shares Mar '97                1,369,837       1,362,274
                                           ----------------------------
      TOTAL SHAREHOLDERS' EQUITY             8,772,506       8,685,939
                                           ----------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $10,732,459      10,968,508
                                           ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
       THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

                     ---------------------------------------------------
                         SIX (6) MONTHS           THREE (3) MONTHS
                        9/30/97       09/30/96    09/30/97     09/30/96
                    ---------------------------------------------------
NET SALES            $    4,069,092  $7,621,657 $2,245,852     $3,322,288

COST OF PRODUCTS SOLD     2,752,413   4,673,737  1,428,079      1,939,024
                    -----------------------------------------------------

GROSS PROFIT              1,316,679   2,947,920    817,773  1,383,264
                    -----------------------------------------------------
OPERATING EXPENSES:
 Selling                    773,126     817,668    383,142    379,200
 General & administrative   562,135     674,027    279,261    346,374
 Research and development   188,509     180,792     77,559    110,970
                    ----------------------------------------------------
TOTAL OPERATING EXPENSE  S1,523,770   1,672,487    739,962    836,544
                    ----------------------------------------------------
INCOME(LOSS)FROM OPERATIONS(207,091)  1,2275,433    77,811    546,720
                   -----------------------------------------------------
OTHER INCOME (EXPENSE),NET:
 Interest expense           (43,724)    (47,622)   (21,656)   (29,251)
 Interest income            123,552      48,033     70,247     19,728
 Gain on sale of investment
   securities               277,324     106,181          0          0
 Other                       11,803       5,426      8,771      4,099
                   ----------------------------------------------------
TOTAL OTHER INCOME
  (EXPENSE)NET              368,955     112,018     57,362     (5,424)
                   ----------------------------------------------------

Net income before
  income taxes              161,864   1,387,451    135,173    541,296

INCOME TAXE                   7,400     345,000      1,000    137,000
                   ----------------------------------------------------
NET INCOME                 $154,464  $1,042,451   $134,173   $404,296
                   ====================================================
COMMON SHARE AND COMMON
 SHARE EQUIVALENT
 OUTSTANDING              4,167,979   4,270,174  4,170,333  4,432,053
                   ===================================================
EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT       $0.04       $0.24      $0.03      $0.09
                   ===================================================

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


               EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    SIX MONTHS ENDED SEPTEMBER 30, 1997
                              (Unaudited)
        ====================================================================
                      ADDITIONAL
         COMMON STOCK   PAID-IN    RETAINED   TREASURY STOCK
         SHARES   AMOUNT CAPITAL    EARNINGS  SHARES    AMOUNT    TOTAL
        ===================================================================

BALANCE-
MAR 31,1997:

         4,378,364 $72,987 $3,562,523 $6,412,703 212,763 ($1,362,274) $8,685,939

COMMON
STOCK
ISSUED:

             5,797     97     (60,431)           (12,763)     99,775    39,441

TREASURY
STOCK
PURCHASED:                                        30,900    (107,338) (107,338)

NET INCOME
FOR THE PERIOD:

                                        154,464                        154,464
      ------------------------------------------------------------------------
BALANCE-
SEPT 30,1997:

       4,384,161 $73,084 $3,502,092 $6,567,167  230,900 ($1,369,837) $8,772,506
       ========================================================================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX (6) MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)
                                                SIX (6) MONTHS
                                          09/30/97         09/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $154,464          $1,042,451
 Adjustments:
  Depreciation                             137,250             116,344
  Provision for doubtful accounts           20,000              26,000
  (Increase) decrease in:
    Accounts receivable                   (663,483)           (619,716)
    Inventory                              335,940            (670,182)
    Prepaid expenses and deferred taxes     95,702             (43,149)
    Note receivable                      2,500,000
    Other assets                           106,360              60,952
Increase (decrease) in:
    Accounts payable                       (54,131)           (219,896)
    Accrued expenses                      (119,573)             (9,336)
    Deposits from customers                135,268              43,988
    Accrued income taxes                  (280,155)
                                   -------------------------------------
NET CASH PROVIDED BY(USED IN)
  OPERATING ACTIVITIES                   2,367,642            (272,544)
                                   -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of  property,  plant and
  Equipment                               ( 12,513)           (248,397)
 Purchase of U. S. Treasury Bills       (2,373,909)           (599,686)
 Proceeds from maturities of U.S.
   Treasury Bills                        1,800,000           1,183,680
                                   -------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (586,422)            335,597
                                   -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long Term Debt:
  New borrowings                            70,000
  Payments                                 (74,025)          (121,113)
  Stock award issued                        39,441
  Stock sold under option plans                                22,193
  Acquisition of company stock            (107,338)        (1,294,240)
                                   ------------------------------------
NET CASH USED IN FINANCING ACTIVITIES      (71,922)        (1,393,160)
                                   -----------------------------------
NET INCREASE (DECREASE) CASH             1,709,298         (1,330,107)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                   681,335          1,537,759
                                   -----------------------------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $2,390,633           $207,652
                                   ======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash paid during the period:
  Interest Expens                          $37,060            $47,289
                                   ======================================
  Income Taxes                              $280,000         $391,646

                                   ======================================

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

          2. The results of operations for the three month and six month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

          3. At September 30, 1997, cash equivalents included $2,245,196 invested in a money market portfolio.

          4.   INVENTORIES consisted of the following:

                                    Sept. 30,1997   March 31, 1997
                                   ===============================
                                     (UNAUDITED)

          FINISHED GOODS                $353,000     $399,000

          WORK-IN-PROCESS               $487,000     $738,000

          RAW MATERIALS               $1,720,000   $1,574,000

          MANUFACTURED COMPONENTS       $731,863     $916,803
                                   -------------------------------
                                      $3,291,863   $3,627,803
                                   ===============================

                   Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).


          5. EARNINGS PER SHARE. Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. The outstanding stock options for the periods presented are not dilutive.

          6. OTHER ASSETS for March 31, 1997 include the balance of stock received in exchange for an account receivable. In June 1997 this investment was sold for a net profit of $277,324. The remainder of other assets of $1,813 are organizational costs of subsidiaries.

          7. During fiscal 1992, a rural cellular license was sold for $3,100,000. The initial payment was $840,000 net of closing costs of $155,000 with the balance plus interest at seven (7%) percent payable December 16, 1996. An agreement between the parties was executed at the end of March 1997 in which the Company received a payment in April 1997 of $2,500,000 and a note of $500,000 to be paid if the license is resold or a material change occurs in the ownership of the license holder. The remaining $500,000 receivable is recorded on the balance sheet and is fully reserved because there is no reasonable basis to evaluate the likelihood of collection.

          8. For the three months and six months ended September 30, 1997, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its foreign sales corporation (FSC) subsidiary.

           9. On May 28, 1996, the Corporation purchased 200,000 shares of EMCEE Broadcast Products, Inc. stock from the estate of a former director. This stock has been recorded as Treasury Stock. In consideration of this Agreement, the Company has issued a Non-Negotiable, Non-Transferable Stock Warrant to the
          beneficiary of the estate which expires on May 22, 2001, for 200,000 shares of the Company stock at an exercise price of
          $9.46875 per share.   In August and September, 1997, the
          Corporation purchased 30,900 shares of EMCEE stock on the open market ranging in price (including fees) of $3.065 to $4.061. As of October 15,1997, an additional 21,000 shares were purchased at an average price of $2.933 per share.













                      EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF THE FINANCIAL CONDITION
                  Sales for the quarter ended September 30, 1997 totaled
          $2,246,000, an increase of 23% over the previous quarter, but a decrease of 32% compared to the quarter ended September 30, 1996. Included in the shipments for the quarter just ended was an amount of $241,000 for cancellation fees on a contract for transmitters destined for Saudi Arabia. (See additional discussion included in this narrative).

          Net sales for the first six months of the fiscal year ending March 31, 1998 totaled $4,069,000, a decrease of $3,553,000 or 47% for
          the same period one year ago.  Foreign    sales, including the
          aforementioned cancellation fee, totaled $1,603,000 (71% of total sales) for the quarter and $2,341,000 (58% of total sales) for the six months ended September 30, 1997. Although the sales for the quarter reverses the downward trend initiated in the third quarter of fiscal year 1997, the Registrant believes that sales volume will not increase significantly until the second quarter of calendar year 1998. At that time, the technical aspects of digital compression will be proven and will increase the domestic order demand. In addition, high speed Internet applications of the Company's transmitters are expected to create an additional market segment. In the meanwhile, it is expected that foreign sales of analog transmitters for the Multichannel Multipoint Distribution Service (MMDS) will dominate the sales volume.

          Gross profit totaled $818,000 (36% of net sales) for the quarter and increased gross profit for the six months ended September 30, 1997 to $1,317,000 (32% of net sales) compared to gross profit of $1,383,000 (42% of net sales) and $2,948,000 (39% of net sales)
          for the quarter and six months ended September 30, 1996, respectively. In addition to the gross profit reduction for the current fiscal periods due to the net sales volume decrease, the percent of EMCEE manufactured product which carries higher margins than original equipment manufactured by others (O.E.M.) decreased from 80% for fiscal 1997 to 76%for fiscal 1998.

          Total operating expenses for the quarter ended September 30, 1997 totaled $740,000, a reduction of $97,000 from the quarter ended September 30, 1996, and increased total operating expenses to $1,524,000 for the first six months of fiscal year 1998 compared to$1,672,000 from the same period of fiscal year 1997. Selling expenses, which were slightly higher for the three months ended September 30, 1997 decreased to $773,000 for the six months ended September 30, 1997 compared to $818,000 for the same period one year ago. Reductions occurred in salaries, salary related expenses and commissions while increases occurred in show and
          convention expense and advertising expense, the   latter including
          approximately $14,000 in costs for a new brochure.

          General and administrative expense was $562,000 for the first half of fiscal 1998, a reduction of 17% from the first half of fiscal 1997. Reduced expenses occurred primarily in salary related expense and legal costs, while Board of Directors expenses increased due to an additional meeting in the current fiscal period.

          An exception to expense reduction occurred in research and development expense for the six months ended September 30, 1997 which, at $189,000 was $8,000 (4%) ver the amount for the six months ended September 30, 1996. Included in last years expense was a credit of $61,000 received from a customer for non-recurring engineering charges. The Company is expanding its research and development in order to maintain technical superiority in digital compression and Internet communications and to explore applications for High Definition Television for the changeover expected in the next 3 to 10 years promulgated by the Federal Communications Commission.

          Income from operations amounted to $78,000 for the quarter ended September 30, 1997 and reduced the loss from operations for the six months ended September 30, 1997 to $207,000 compared to income from operations of $1,275,000 for the like period ended September 30, 1996.

          Aided by interest income for the six months ended September 30, 1997 of $124,000, which offset interest expense of $44,000, and a gain on the sale of an investment in a wireless cable operator in June 1997 of $277,000, the Company netted other income (net) of $369,000 for the first half of fiscal 1998 compared to other income (net) of $112,000 for the first half of fiscal 1997. This amount reversed the loss from operations to a net income before income taxes of $162,000 for the six months ended September 30, 1997 compared to an amount of $1,387,000 for the first six months ended September 30, 1996. The amount of income before taxes for the second quarter ended September 30, 1997 was $135,000 compared
          to $541,000 for the like period one year ago.   Federal income tax
          expense for the three months and six months ended September 30, 1997 were $1,000 and $7,400, respectively.

          Federal tax liability for all periods under discussion are less than the "expected percent" due to additional tax credits including amounts from a Foreign Sales Corporation (FSC) formed in April 1995. There are no state tax liabilities for these periods since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes.

          Net income for the quarter ended September 30, 1997 was $134,000 equal to 3 cents per share of common and common share equivalent outstanding and increased net income for the six months ended September 30, 1997 to $154,000 equal to 4 cents per share of common and common share equivalent outstanding. The comparative amounts for the same periods one year ago are net income of $404,000 for the quarter and $1,042,000 for the six months or 9 cents and 24 cents per share, respectively.

          In April 1997 the Registrant collected $2,500,000 for a note receivable and interest. This amount coupled with cash on hand
          was invested in cash and cash equivalents (primarily    money
          market funds) of $2,391,000 and U.S. Treasury Bills of $2,253,000 as of September 30, 1997 compared to a total of these categories of $2,360,000 as of March 31, 1997.

          Accounts receivable net of allowance for doubtful accounts totaled $1,577,000 as of September 30, 1997, an increase of $643,000 compared to March 31, 1997 due to the upturn in shipments in the second quarter of the present fiscal year.

          The allowance for doubtful accounts was reduced by $42,000 from the balance of March 31, 1997 as a customer note receivable that was fully reserved was partially written off. The Registrant believes that the remaining reserve is adequate for the receivable balances as of September 30, 1997. Deposits from customers increased from $121,000 as of March 31, 1997 to $256,000 as of September 30, 1997 further indicating a strengthening of the industry demand, especially foreign.

          Inventories totaled $3,292,000 as of September 30, 1997 which was a decrease of $336,000 as the Company continues to reduce inventories to a balance consistent with sales volume.

          Prepaid expenses and deferred taxes totaled $284,000 at September 30,1997 compared to $379,000 at March 31, 1997; the reduction due primarily to a tax refund received in July 1997.

          Conversely, accrued federal income taxes decreased $280,000 during the same period as a result due primarily to a September 1997 estimated tax payment.

          The current portion of long term debt increased $17,000 to $125,000 at September 30, 1997 from March 31, 1997 due to an additional borrowing of $70,000 in April 1997 and maturity changes for the six month period. The long term portion decreased $21,000 for this same period due to the same additional borrowings, maturity changes and payments.

          The accounts payable total of $301,000 as of September 30, 1997 did not have a significant difference to the amount of $355,000 as of March 31, 1997.

         Accrued expenses decreased $120,000 from March 31, 1997 to
          $217,000 as of September 30, 1997 as a result of timing
          differences primarily in payroll    and payroll related expenses.

          The Registrant believes that its existing working capital coupled with cash flows from operations will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 1998.

          Other assets of $108,000 as of March 31, 1997 included the investment that was sold in the first quarter of fiscal 1998. The remaining amount of $2,000 as of September 30, 1997 consists of unamortized organizational costs of subsidiaries.

          Common stock increased $100, additional paid-in capital stock decreased $60,000 and Treasury Stock decreased $100,000 as the Company issued 18,560 shares (primarily from stock held as Treasury Stock) to an employee.

          The Registrant, through a subsidiary, purchased 30,900 shares of
          Company  stock during    the second quarter ended September 30,
          1997.  (See Item 9 of Notes to Consolidated Financial
          Statements.)

          With the cancellation of the order for Saudi Arabia, the Company Decreased the March 31, 1997 backlog of $2,853,000 by $2,200,000. New orders for the six month period ended September 30, 1997 of $4,069,000 resulted in a backlog of unshipped orders of $1,846,000 at September 30, 1997.

          Although the contract mentioned above has been canceled, the project is continuing albeit as a digital system instead of an analog system as previously planned. As this greatly reduces the number of transmitters needed, the additional business for the Company is expected for the quarter ending December 31, 1997 to be approximately $500,000 including non-Emcee equipment (O.E.M.).

          However, the Company believes this system, being the largest digital compression system in the world will enhance the reputation of the companies involved and lead to an increase in future business.

          The Company had 59 employees, including 2 part-time employees as of September 30, 1997 compared to a total of 60 as of June 30, 1997 and 92 (including 10 part-time) as of September 30, 1996. The Company anticipates a modest increase in employees in the next quarter.

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

                                        EMCEE BROADCAST PRODUCTS, INC.

          Date: November 3, 1997         /s/ JAMES L. DeSTEFANO
                                         ------------------------------
                                            JAMES L. DeSTEFANO
                                            President/CEO

          Date: November 3, 1997         /s/ ALLAN J. HARDING
                                         ------------------------------
                                            ALLAN J. HARDING
                                            Vice President-Finance