Form 10QSB
period 1997-12-31
EMCEE BROADCAST PRODUCTS INC
filed 1998-02-09
CIK 32312

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                             FORM 10-QSB

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended               December 31, 1997

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

                             YES   X    NO ___
                                  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    Common stock, $ .01-2/3 par value - 4,078,138 shares as of February 9,
    1998.


      *formerly Electronics, Missiles & Communications, Inc.


           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                              I N D E X

                                                              PAGE(S)
    PART I.  FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS -
            December 31, 1997 and March 31, 1997                 3

     CONSOLIDATED STATEMENTS OF INCOME  -
             Nine Months and three months ended
             December 31, 1997 and 1996                          4

     CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
              Nine Months ended December 31, 1997                5

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
              Nine Months ended December 31, 1997 and 1996       6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7 - 8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS         9 - 12


    PART II.  OTHER INFORMATION:

     SIGNATURES                                                  13


    NOTE: Any questions concerning this report should be addressed to Mr. Allan J. Harding, Vice President-Finance.

                        PART I.  FINANCIAL INFORMATION
               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    - DECEMBER 31, 1997 and MARCH 31, 1997 -
                                 ================================

                                   DEC 31, 1997   MARCH 31,1997
                                    (Unaudited)
                                 ================================
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents        $3,216,946     $681,335
  U. S. Treasury Bills              1,672,886    1,679,164
  Accounts receivable, net of
   allowance for doubtful accts.
     Dec -$50,000/March-$100,000    1,601,662      933,535
   Inventories                      3,328,386    3,627,803
   Prepaid expenses & deferred taxes  191,101      379,358
   Note receivable                               2,500,000
                                 --------------------------
 TOTAL CURRENT ASSETS              10,010,981    9,801,195
                                 --------------------------
PROPERTY, PLANT & EQUIPMENT:
 Land & land improvements             246,841      246,841
 Building                             618,685      629,212
 Machinery & equipment              2,006,143    2,019,717
                                  -------------------------
                                    2,871,669    2,895,770
Less accumulated depreciation       1,992,455    1,836,630
                                  -------------------------
 NET PROPERTY, PLANT & EQUIPMENT      879,214    1,059,140
                                 -------------------------
OTHER ASSETS                            1,712      108,173
                                 -------------------------
NOTE RECEIVABLE                       500,000      500,000
 Less deferred portion               (500,000)    (500,000)
                                 -------------------------
                                           0             0
                                 =========================
TOTAL ASSETS                     $10,891,907   $10,968,508
                                 =========================
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current  portion of long-term deb  $125,000      $108,000
 Accounts payable                    355,670       355,401
 Accrued expenses                    294,914       336,784
 Deposits from customers             353,757       121,195
 Accrued federal income taxes        119,085       554,000
                                  -------------------------
   TOTAL CURRENT LIABILITIES       1,248,426     1,475,380
                                  -------------------------
LONG-TERM DEBT, net of
  current portion                    770,438       807,189
                                  -------------------------


SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
  authorized 9,000,000 shares          73,084       72,987
 Additional paid-in capital         3,502,092    3,562,523

 Retained earnings                  6,871,662    6,412,703
                                   ------------------------                                    10,446,838    10,048,213
 Less shares held in treasury
  at cost: 295,923 shares Dec '97;
  212,763 shares Mar '97            1,573,795    1,362,274
                                  ------------------------
  TOTAL SHAREHOLDERS' EQUITY        8,873,043    8,685,939
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY             $10,891,907  $10,968,508
                                   ========================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
    THREE MONTHS AND NINE MONTHS ENDED DECEMBER  31, 1997 AND 1996
                           (Unaudited)
                         ==============================================
                              NINE (9) MONTHS      THREE (3) MONTHS
                         12/31/97  12/31/96   12/31/97    12/31/96
                         ==============================================
NET SALES                $6,862,949 $10,641,090  $2,793,857  $3,019,433
COST OF PRODUCTS SOLD     4,511,260   6,500,101   1,758,847   1,826,364
                         ----------------------------------------------
GROSS PROFIT              2,351,689   4,140,989   1,035,010   1,193,069
                         ----------------------------------------------
OPERATING EXPENSES:
 Selling                  1,106,492  1,208,294      333,366     390,626
 General and administrative 847,175    981,413      285,040     307,386
 Research and development   265,139    322,023       76,630     141,231
                         ----------------------------------------------
 TOTAL OPERATING EXPENSES 2,218,806  2,511,730      695,036     839,243
                         ----------------------------------------------
INCOME FROM OPERATIONS      132,883  1,629,259      339,974     353,826
                         ----------------------------------------------
OTHER INCOME, NET:
 Interest expense           (64,927)   (71,292)     (21,203)    (23,670)
 Interest income            186,099     76,172       62,547      28,139
 Gain of sale of investment
  Securities                277,324    106,181
 Other                       17,580     21,589        5,777      16,163
                         ----------------------------------------------
TOTAL OTHER INCOME, NET     416,076    132,650       47,121      20,632
                         ----------------------------------------------
NET INCOME BEFORE INCOME
   TAXES                    548,959  1,761,909      387,095     374,458
INCOME TAXES                 90,000    436,400       82,600      91,400
                         ----------------------------------------------
NET INCOME                 $458,959 $1,325,509     $304,495    $283,058
                         ==============================================
COMMON SHARE AND COMMON
 SHARE EQUIVALENT
  OUTSTANDING             4,152,867  4,249,679    4,120,888   4,204,487
                         ==============================================
EARNINGS PER COMMON AND
 COMMON SHARE EQUIVALEN       $0.11      $0.31        $0.07      $0.07
                         ==============================================

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               NINE MONTHS ENDED DECEMBER 31, 1997
                           (Unaudited)
                         ==============================================

                          COMMON STOCK       ADDITIONAL
                         -------------        PAID-IN          RETAINED
                           SHARES  AMOUNT     CAPITAL         EARNINGS
                         ==============================================
BALANCE-MARCH 31, 1997        4,378,364  $72,987  $3,562,523     $6,412,703

COMMON STOCK ISSUED           5,797          97     (60,431)

TREASURY STOCK PURCHASED

NET INCOME FOR THE PERIOD                                          458,959
                         --------------------------------------------------

BALANCE-DECEMBER 31,1997      4,384,161  $73,084  $3,502,092    $6,871,662
                         ==================================================

                         ========================================
                              TREASURY STOCK
                         ----------------------
                         SHARES       AMOUNT        TOTAL

                         ========================================
BALANCE-MARCH 31, 1997        212,763   $(1,362,274)   $8,685,939

COMMON STOCK ISSUED           (12,763)       99,774        39,440

TREASURY STOCK PURCHASED       95,923    (  311,295)   (  311,295)

NET INCOME FOR THE PERIOD                                 458,959
                         -----------------------------------------
BALANCE-DECEMBER 31,1997      295,923    $(1,573,795)  $8,873,043
                         =========================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE (9) MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (Unaudited)
                                       =============================
                                            NINE (9) MONTHS
                                       12/31/97          12/31/96
                                       =============================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                           $458,959        $1,325,509
 Adjustments:
  Depreciation                         202,770            177,556
  Provision for doubtful accounts       40,244             45,000
  Stock award issued                    39,440
  (Increase) decrease in:
  Accounts receivable                 (708,371)           523,429
 Inventories                           299,417           (475,132)
 Prepaid expenses and deferred taxes   188,257           (156,203)
 Other assets                          106,461             60,952
 Note receivable                    2,500,000
 Increase (decrease) in:
 Accounts payable                         269            (596,670)
 Accrued expenses                     (41,870)              9,583
 Deposits from customers              232,562            ( 83,667)
 Accrued income taxes                (434,915)
                                  --------------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                       2,883,223             830,357
                                  --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property,plant &equip (22,844)           (278,993)
 Purchase of U. S. Treasury Bills  (3,093,722)         (1,655,557)
 Proceeds from maturities of U.S.
  Treasury Bills                    3,100,000           1,551,575
                                  --------------------------------
NET CASH USED IN INVESTING ACTIVITIES (16,566)           (382,975)
                                  --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long Term Debt:
  New borrowings                       70,000
  Payments                            (89,751)           (156,670)
Stock sold under option plans                              22,456
Acquisition of company stock         (311,295)         (1,294,240)
                                  --------------------------------
NET CASH USED IN FINANCING ACTIVITIES(331,046)         (1,428,454)
                                  --------------------------------
NET INCREASE (DECREASE) IN CASH     2,535,611            (981,072)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                   681,335           1,537,759
                                  --------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                         $3,216,946           $556,687
                                  ================================
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
 Cash paid during the period:
 Interest Expense                      $49,490           $75,239
                                  ================================

Income Taxes                          $490,000          $614,146
                                  ================================

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

2. The results of operations for the three month and nine month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. At December 31, 1997, cash equivalents included $2,245,196 invested in a money market portfolio.

4. INVENTORIES consisted of the following:


                           December 31,1997      March 31, 1997
                                 (UNAUDITED)
                         ====================================
     FINISHED GOODS            $    250,000         $   399,000
     WORK-IN-PROCESS           $    651,000         $   738,000
     RAW MATERIALS             $  1,662,000         $ 1,574,000
     MANUFACTURED COMPONENTS   $    765,326         $   916,803
                               -----------------------------------
                               $  3,328,326         $ 3,627,803

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

6. OTHER ASSETS for March 31, 1997 include the balance of stock received in exchange for an account receivable. In June, 1997 this investment was sold for a net profit of $277,324. The remainder of other assets of $1,712 are organizational costs of subsidiaries.

7. During fiscal 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000 with the balance plus interest at seven (7%) percent payable December 16, 1996. An agreement between the parties was executed at the end of March 1997 in which the Company received a payment in April 1997 of $2,500,000 and a note of $500,000 to be paid if the license is resold or a material change occurs in the ownership of the license holder. The remaining $500,000 receivable is recorded on the balance sheet and is fully reserved because there is no reasonable basis to evaluate the likelihood of collection.

8. For the three months and nine months ended December 31, 1997, the federal tax provision is less than the federal statutory because the Company has reduced its estimated federal tax rate used for interim reporting to recognize the benefit of its Foreign Sales Corporation
(FSC) subsidiary.

9. On May 28, 1996, the Corporation purchased 200,000 shares of EMCEE Broadcast Products, Inc. stock from the estate of a former director. This stock has been recorded as Treasury Stock. In consideration of this Agreement, the Company has issued a Non-Negotiable, Non-Transferable Stock Warrant to the beneficiary of the estate which expires on May 22, 2001, for 200,000 shares of the Company stock at an exercise price of $9.46875 per share. In the nine month period ended December 31, 1997, the Corporation purchased 94,400 shares of EMCEE stock on the open market ranging in price (including fees) of $2.9975 to $4.061. As of February 9, 1998, an additional 10,100 shares were purchased at an average price of $3.05 per share.

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the quarter ended December 31, 1997 totaled $2,794,000 or 7.5% less than the like quarter one year ago. Sales for the nine months ending December 31, 1997 equaled $6,863,000 or 35.5% less than the nine months ended December 31, 1996.

The decrease in shipments year-to-date compared to the previous year is the result of less demand in the domestic market as the larger wireless cable operators analyze alternatives in constructing systems for video digital compression, data transmission or for the use of the wireless cable spectrum for telephony.

Domestic shipments accounted for $767,000 for the quarter and $2,495,000 for the nine months ended December 31, 1997 compared to $1,287,000 and $4,905,000 for the same periods one year ago. The Registrant believes that when the technology of digital compression is tested and proven viable, the demand will increase for the Company's product in North America sometime within 1998.

The Registrant further believes that the existing analog product manufactured by the Company will continue to be in demand worldwide for the next four to five years. However, the financial problems in the Far East are expected to have a detrimental effect on sales; but as to the extent and duration of this effect, management can not predict with certainty.

The high percent of export sales (73%) for the quarter ended December 31,1997, for which prices are generally higher, and the additional volume (compared to the prior two quarters), increased gross profit to $1,035,000 or 37% of net sales and increased gross profit to $2,352,000 (34% of net sales) for the nine months ended December 31, 1997, compared to gross profit of $1,193,000 (39.5% of net sales) and $4,141,000 (38.9% of net sales) for the quarter and nine months ended December 31, 1996. The higher gross profit margin and higher margin as a percent to net sales for the nine months ended December 31, 1996 were due, in addition to the higher volume, to lower content of original equipment manufactured by others, which totaled 20% for the quarter ended December 31, 1996 compared to 23% for the other periods under discussion. Margins are lower for O.E.M. than for equipment manufactured by the Company.

Total Operating expenses amounted to $695,000 for the quarter ended December 31, 1997 and $2,219,000 for the nine months ended December 31, 1997 compared to $839,000 and $2,512,000 for the quarter and year-to-dates, respectively, for the same periods one year ago. Selling expense of $333,000 for the quarter ended December 31, 1997 decreased almost 15% from the quarter ended December 31, 1996 while the year to date amount of $1,106,000 deceased 8.5% from the nine month period one year ago. Reductions occurred in commissions, which are sales volume related. Management also reduced salary and salary related expense and travel expense. Increase in expense for the nine months ended December 31, 1997 did occur in shows and conventions and advertising as most of the costs were related or were connected to the previous fiscal year. Also, selling expense related to foreign sales (including the aforementioned shows and advertising) did increase approximately 10% as management believes that near-term sales increases will come from offshore.

General and administrative expense decreased 7% for the quarter and 14% year-to-date ending December 31, 1997 compared to the quarter and year-to-date ended one year ago. The majority of the decrease was in salary and salary related expense. Additional reductions occurred in legal costs and public relations while the Board of Directors expense increased due to an additional meeting in the second quarter of the current fiscal year.

Research and development expense totaled $265,000 for the nine months ended December 31, 1997 or $57,000 less than the amount for the first nine months ended December 31, 1996. Both periods included credits for non-recurring engineering billed to a customer; $20,000 for the current fiscal year and $61,000 for the prior year. The Company is committed to increasing its research and development expense in order to maintain technology in the expanding multichannel multipoint distribution service (MMDS) industry for television and Internet transmitters.

Income from operations netted $340,000 for the quarter ended December 31, 1997 compared to $354,000 for the quarter ended December 31, 1996 and turned a loss from operations sustained for the six months ended September 30, 1997, to an income from operations for the nine months ending December 31, 1997 of $133,000. The latter amount compares to income from operations of $1,629,000 for the first three quarters of fiscal 1997.

Aided by investments in U.S. Treasury bills and a money market account, interest income of $63,000 for the quarter ending December 31, 1997 and $186,000 for the first nine months ending December 31, 1997 exceeded interest expense of $21,000 and $65,000 for the same periods. A gain on the sale of stock of an investment held by the Registrant of $277,000 and net other income of $18,000 due primarily to short-term rentals of equipment, coupled with the abovementioned interest income in excess of interest expense, resulted in other income (net) for the nine months ended December 31, 1997 of $416,000, compared to $133,000 for the same period one year ago, and which increased net income before income taxes to $549,000, compared to $1,762,000 for the first nine months of fiscal 1997. Net income before federal income taxes for the quarter of $387,000 exceeded the amount for the quarter one year ago of $374,000.

Federal income tax provisions for the third quarter and nine months ending December 31, 1997 of $83,000 and $90,000, respectively, reduced net income to $304,000 ($0.07 per share) for the quarter and $459,000 ($0.11 per share) for the first nine months of fiscal 1998, compared to $283,000 ($0.07 per share) and $1,326,000 ($0.31 per share) for the corresponding periods last year.

The federal tax provision for the above periods are less than statutory as the Company has reduced the estimated federal tax rate to recognize the benefit of its foreign sales corporation (FSC) subsidiary. There are no state tax liabilities for the reported periods since all profitable companies in the consolidated group are domiciled in states which do not impose income taxes.

In April of the current fiscal year, the Registrant collected $2,500,000 for a note receivable and interest. This amount, along with the available cash balance, has been invested in U.S. Treasury Bills of $2,255,000 and a money market account of $2,537,000 as of December 31, 1997 compared to total cash and investment of $2,360,000 as of March 31, 1997.

Accounts receivable increased from $933,000 as of March 31, 1997 to $1,602,000 as of December 31, 1997. This increase is due to the increase in sales volume for the quarter ended December 31, 1997 compared to the fourth quarter of fiscal 1997 and a shipment to Brazil of $319,000 financed for one year. Also included in this balance at December 31, 1997 is an amount of $100,000 advanced through a subsidiary which has been subsequently transferred to an investment. (See paragraph below.)

Accounts and note receivable of approximately $90,000 was written-off against the reserve in the first nine months ended December 31, 1997. The balance of $50,000 for reserve for bad debts is believed to be adequate by the Registrant as of December 31, 1997. Deposits on orders from customers increased from $121,000 as of March 31, 1997 to $354,000 as of December 31, 1997, indicating that order demand is stronger.

Inventories were reduced by $300,000 as of December 31, 1997 compared to March 31, 1997, again, due to the increase in sales.

Prepaid expense and deferred taxes totaled $191,000 as of December 31, 1997 compared to $379,000 as of March 31, 1997. Approximately one-half of this decrease was due to a temporary timing difference in the federal income tax calculations. The remaining reduction of approximately $90,000 was primarily for write-offs of prepaid expenses including costs associated with the National Association of Broadcasters Show of April, 1997, expensed in the present fiscal year.

Conversely, accrued federal income taxes decreased from $554,000 as of March 31, 1997 to $119,000 as of December 31, 1997 due to the timing difference mentioned in the above paragraph and quarterly payments of $490,000 made in this fiscal year, less accruals for the current fiscal year liability.

Expenditures for capital equipment totaled $23,000 for the nine month period ended December 31, 1997. As depreciation for the same period equaled $203,000, net property, plant and equipment decreased $180,000 at December 31, 1997 compared to March 31, 1997. In addition, fixed assets with original value of $48,000 which were fully depreciated were deleted.

Other assets, which totaled $108,000 as of March 31, 1997 included an investment in a wireless cable operator at a cost of $106,000 which was sold in the first quarter of the present fiscal year. The remaining balance consists of organizational costs of subsidiaries.

As part of the Registrant's efforts to expand through acquisitions and investments, the Company has committed to an investment in a new enterprise that will invest in Internet operating companies. The arrangement in which the investment will be less than $500,000, will increase the Registrant's visibility and provide experience in the operation of this new and growing market.

The Note Receivable of $500,000 shown on the balance sheet for both periods under review represents the balance owed the Company in the sale of a cellular license in which $2,500,000 was received in April of 1997. As there is no reasonable basis to evaluate the likelihood of collection, the amount is fully reserved.

The long-term debt-current portion, increased from $108,000 as of March 31, 1997 to $125,000 as of December 31, 1997 to recognize additional borrowing in April of 1997 of $70,000 and maturity changes at December 31, 1997. Long-term debt balances decreased $37,000 during the same period due to principal payments, the additional borrowing, and maturity changes.

The accounts payable balance of $356,000 as of December 31, 1997 was almost the same as the balances of $355,000 as of March 31, 1997.

Accrued expenses totaled $295,000 as of December 31, 1997 compared to $337,000 as of March 31, 1997. The difference is attributed to timing differences in payroll, payroll taxes and other accruals.

As of March 31, 1997, there were 48,050 shares of stock options exercisable at $3.4375 per share. There were no options exercised in the nine months ended December 31, 1997. The Company did award an employee 18,560 shares of Company stock. The stock was issued primarily from stock held as Treasury stock. Also, 1,523 shares of stock was purchased from a former employee under the provisions of the employees stock option plan.

The Registrant, through a subsidiary, purchased a total of 94,400 shares of Company stock on the open market at a total cost of $306,000. Subsequent to December 31, 1997, and up to the date of this report, an additional 10,100 shares have been purchased at a total cost of $30,800. Management has been authorized to continue to purchase additional stock on the open market at management's discretion.

The Registrant believes that its existing working capital coupled with cash flows from operations will be sufficient to fund working capital and debt payment requirements for fiscal 1998.

The backlog as of December 31, 1997 totaled $1,886,000, all of which is expected to ship by March 31, 1998. Orders for the nine months ended December 31, 1997 totaled $8,550,000.

Total employment, which includes 2 part-time employees, totaled 67 as of December 31, 1997 compared to 69 as of March 31, 1997.

As indicated by the last two quarters, the Registrant believes that the market for MMDS transmitters will continue to grow especially in the digital compression segment and transmitters for Internet use. The Registrant is optimistic that the new technology that the Company has been testing will be received by the industry within 1998 calendar year.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital products), technological changes, economic conditions (bot domestic and international), litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

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



                                EMCEE BROADCAST PRODUCTS, INC.



Date: February 9,1998          /s/ JAMES L. DeSTEFANO
                               -----------------------
                                JAMES L. DeSTEFANO
                                President/CEO

Date: February 9, 1998         /s/ ALLAN J. HARDING
                               -----------------------
                                ALLAN J. HARDING
                                Vice President-Finance