Form 10KSB
period 1998-03-31
EMCEE BROADCAST PRODUCTS INC
filed 1998-06-25
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-KSB


(Mark One)

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     X             SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                         For the fiscal year ended March 31, 1998

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     __            THE SECURITIES EXCHANGE ACT OF 1934 [No Fee
                   Required]

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

                               ////

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

                                        Yes   X    No



Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.__


State issuer's revenues for its most recent fiscal year. $9,187,868.


The aggregate market value of the voting stock held by non-affiliates of the Registrant is $10,963,767 computed by reference to the closing bid price of the stock at June 23, 1998. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the
Registrant.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                  OUTSTANDING AT JUNE 23, 1998
Common stock, par value $.01-2/3              4,033,397
 per share

               DOCUMENTS INCORPORATED BY REFERENCE

          Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 1998.


Transitional Small Business Disclosure Format (Check One)

                                        Yes      ;  No   X  .

                  EMCEE BROADCAST PRODUCTS, INC.
                           FORM 10-KSB
                 FISCAL YEAR ENDED MARCH 31, 1998

                        TABLE OF CONTENTS

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS                      1

ITEM 2.   DESCRIPTION OF PROPERTY                      5

ITEM 3.   LEGAL PROCEEDINGS                            6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                             6


PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                          6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                         7

ITEM 7.   FINANCIAL STATEMENTS                         18

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES      18


PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT            19

ITEM 10.  EXECUTIVE COMPENSATION                       19

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                        19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                 19

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K             19

          SIGNATURES                                   21

                              PART I
ITEM 1.  DESCRIPTION OF BUSINESS
          The Registrant (sometimes alternatively referred to in this report as the Company or EMCEE) is a corporation, organized and existing under the laws of the State of Delaware, having been incorporated in 1960.
          The Registrant is engaged principally in the manufacture and sale of Multichannel Multipoint Distribution Service (MMDS) microwave transmitters and related equipment for the wireless cable industry and low power television
(LPTV) transmitters and related equipment for the television broadcast industry. These principal products are distributed primarily through the Registrant's sales staff and independent representatives, with most sales occurring in the commercial, educational and private television system markets. The Registrant also provides all services relative to the design, procurement and installation of television broadcast stations, with the exception of licensing submissions.
          For more than the past three years, the Company's primary sales and marketing focus has been on the wireless cable industry. While the Company was also involved in the manufacture and sale of products to the LPTV market during the same period of time, LPTV product sales have been overwhelmingly subordinate to the Company's MMDS products. The Company anticipates that its MMDS sales will continue to dominate in both domestic and foreign markets.
          At March 31, 1998, the Registrant employed 66 people, of whom 64 were full time employees.
          The Registrant has a variety of raw material sources available to conduct its present business. However, substantial periods of lead time for delivery are sometimes experienced by the Registrant, making it necessary to inventory varied quantities of materials.
          Significant portions of the Registrant's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition,the timing of these contracts relate to economic and regulatory developments over which the Registrant has little or no control.
          In fiscal year 1998, purchases by three MMDS customers constituted, in the aggregate, $2,261,789, or approximately 24.6% of the Company's net sales. Although these purchases were significant in both amount and as a percentage of sales, the Company's management believes that the loss of any or all of these customers would not have a material adverse impact on the Company.
          The Registrant's principal suppliers are Andrew Corporation, Fujitsu Corporation, and Microwave Filter Company, Inc.
          Substantially all of the Registrant's domestic products must receive Federal Communications Commission (FCC) approval prior to being marketed and sold. As of the date of this report, the Registrant does not have any product material to the Registrant's business pending approval by the FCC.
          While FCC regulations, as promulgated or amended from time to time, can have an effect on the demand for the Registrant's domestic products, the Registrant does not presently know of any existing governmental regulation and does not anticipate any probable governmental regulation which would have a material effect on its business. However, recently issued FCC regulations concerning high definition television (HDTV) may, for an interim period ending as early as 2006, create a temporary market for a 2.5 kilowatt UHF transmitter developed by the Registrant and an unaffiliated entity which will facilitate the simulcasting of HDTV and ordinary television signals. This technology is still in the testing phase and is not presently being utilized by operators on a regular basis. In fiscal year 1999, the Registrant has plans to further test this technology with a public television station in Harrisburg, Pennsylvania.
          Through a subsidiary, the Registrant is involved in a joint venture with another entity to provide wireless high speed Internet access. Wireless high speed Internet access involves connecting to the Internet using MMDS transmitters. Although more expensive than traditional telephone Internet access, wireless high speed Internet access technology, like its name suggests, enables the user to access and utilize the Internet much faster than through the telephone, so much so that a user can download information and data from the Internet approximately 47 times faster than can be done using a regular telephone modem. While the joint venture is not presently selling this service to consumers or businesses, an application to do so in Utah is pending before the FCC. If this business eventually proves successful, the Registrant will seek to become involved in providing the service to other areas of the United States as well.
          By way of a partially owned subsidiary, EMCEE Broadcast Products (Chengdu) Company, Ltd., and an agreement with an independent Chinese company, the Registrant is seeking to increase sales in China. At present, the Registrant sells both companies MMDS transmitter assembly kits. Eventually, the Registrant hopes that these companies will be able to carry out approximately 30% of the manufacturing process.
          The amount of money spent on the Registrant's research and development activities in fiscal years 1997 and 1998 was, respectively,$444,669 and $377,557. An additional $61,296 and $20,000 of research and development costs were funded by customers in fiscal years 1997 and 1998, respectively.
          Competitive conditions in the Registrant's industry continue to be intense. Nevertheless, in the field of MMDS, the Registrant occupies a strong position among its competitors.
          In the Registrant's opinion, the primary methods of competition in its industry are product pricing, the ready availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.
          There has been no material effect on the Registrant as a result of compliance with federal, state or local environmental laws.
          The Registrant's principal corporate logos, EMCEE and EMCEE Broadcast Products, are registered in the United States Patent and Trademark Office and are used by the Registrant pursuant to a license with its wholly owned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, the Registrant also uses the trademark, Site Lock, which is a mark associated with a product sold by the Registrant that enhances picture quality for MMDS systems in close proximity to systems operating on the same frequency, and utilizes a patent for a solid state S-band transmitter.
ITEM 2.  DESCRIPTION OF PROPERTY
          The Registrant conducts operations at its facility located on 25 acres, which the Registrant owns in fee, in White Haven, Pennsylvania.
          The building was constructed specifically for the Registrant in 1968 and consists of approximately 27,000 square feet, with the majority of the area devoted to manufacturing. The front portion of the building, consisting of two floors, houses administrative, engineering and sales offices. The land, building and improvements are well maintained and in good condition.
          The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, CoreStates Bank, N.A. These encumbrances secure the Registrant's working line of credit, mortgage loan and two term loans with the lender. As of the date of this report, the aggregate principal balance of these encumbrances is $848,060.
          Presently, the Registrant also leases approximately 9,000 square feet of space in White Haven, Pennsylvania, for research and development activities, as well as a warehouse in which it stores certain equipment and archival documents.
ITEM 3.  LEGAL PROCEEDINGS
          There is no information relevant to the Registrant which must be disclosed under this Item 3.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1998.
                             PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          The NASDAQ National Market is the principal market on which the Registrant's common stock is traded.
MARKET INFORMATION
STOCK PRICE
          The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:

                   FISCAL YEAR 1998                    FISCAL YEAR 1997

QTR ENDED: JUNE 30  SEPT 30  DEC 31  MAR 31   JUNE 30  SEPT 30  DEC 31  MAR 31

(BID) HIGH $4.25  $4.375   $4.375  $3.25      $10.50   $7.875  $7.975   $7.50

(BID) LOW  $1.97    $2.03    $2.625  $2.813   $ 6.50   $5.875  $5.375   $3.00

          The above high/low bid information was obtained from the NASDAQ Stock Market, Inc.
HOLDERS
          At March 31, 1998, the number of holders of the Registrant's common stock was 1,592.
DIVIDENDS
          No dividends were declared during fiscal year 1997 or fiscal year 1998. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS

          Net sales for the fiscal year ended March 31, 1998 totaled $9,188,000, a decrease of 27% compared to net sales of $12,523,000 for fiscal year ended March 31, 1997 and continued the downward trend from net sales of $14,293,000 for the fiscal year ended March 31, 1996.
          The reduction of shipments for the last two years is attributed to a large foreign contract, which was terminated in fiscal 1998, and the reduction of domestic demand due to the inability of Multichannel Multipoint Distribution Service (MMDS) operators to fund new projects.
          The termination of the large foreign contract, which entailed equipment shipments to Saudi Arabia, has been resolved to the satisfaction of both parties. Additional shipments for this project will be nominal, and the contractor has indicated that the systems, which were originally designed as analog, will be changed to digital. The future status of the project is unknown to the Registrant at this time.
          Domestic demand in the MMDS industry started its decline in the second quarter of fiscal 1997 and continued as operators waited for successful testing and installation of digital compression technology. The major operators, who have historically been highly leveraged, are having cash flow problems, and it appears that industry demand will not improve until additional funding sources are found.
          An optimistic sign in the domestic MMDS industry involves field trials that have been underway for the past year, some of which include EMCEE manufactured equipment. These trials involve the use of the MMDS spectrum for the transmission of high speed data (Internet) and telephony (wireless local loop). In addition to the ongoing trials, several MMDS operators have already begun using the MMDS spectrum for high speed Internet service. The Company expects that over the next few years, MMDS operators will be adding high speed Internet and telephony services to the traditional video services currently provided. The addition of these services should have a positive impact on the Registrant's future MMDS business.
          Foreign shipments for fiscal 1998 were $5,563,000, compared to $7,056,000 for fiscal 1997 and $8,174,000 for fiscal 1996. Shipments in fiscal 1997 included $2,113,000 for the large contract mentioned above, while shipments in fiscal 1996 included $2,647,000 for a large contract in Malaysia. Foreign shipments comprised 61%, 56% and 57% of total sales for the fiscal years 1998, 1997 and 1996 respectively.
          Gross profit for the fiscal year ending March 31, 1998 was $3,070,000 or 33.4% of net shipments, compared to a gross profit of $4,500,000 (35.9% of net shipments) for fiscal year ended March 31, 1997. The decrease in gross profit dollars and as a percent of sales for the last two fiscal periods reflects the decrease in volume. Product mix between EMCEE manufactured product (in which the Company receives a higher margin)and original equipment manufactured by others (O.E.M.) did not have a significant effect in the three years under review. Fiscal 1998 did include a cancellation fee of a moderate six figure amount with minimal direct costs.
          Operating expenses totaled $2,886,000 for the year ended March 31, 1998, a reduction of $229,000 (7%) from the prior year. Selling expense decreased $75,000; general and administrative expense decreased $87,000 and research and development decreased $67,000.
          Selling expense was reduced in personnel and personnel related expense (including commissions) as the cost containment program started in fiscal 1997 was continued in fiscal 1998. Shows and conventions expense did increase approximately $37,000 in fiscal 1998 compared to fiscal 1997, primarily for international shows committed to in the previous year. The shows and conventions budget for fiscal 1999 has been reduced by 48%.
          General and administrative costs totaled $1,099,000 for the year ended March 31, 1998, compared to $1,186,000 for the year ended March 31, 1997. Legal expense decreased $74,000; in the prior year, costs were incurred relating to international contracts and from the change in the Registrants's primary lending institution. A reduction in recruiting costs of approximately $22,000 was also realized in the latest fiscal year.
          Research and development expense totaled $378,000 for fiscal year ended March 31, 1998, compared to $445,000 for the previous year. Credits for payments received for non-recurring engineering (NRE) totaled $20,000 for the year just ended, compared to $61,000 received for fiscal 1997. Reduction of expenses for the most recent year occurred in labor and labor related expenses and consulting reflecting additional cost containment. Nonetheless, the Company is committed to research and development especially in the digital, Internet and high definition television (HDTV) technology.
          Other income (expense), net totaled $479,000 for the year ended March 31, 1998, compared to $2,759,000 for the year ended March 31, 1997. The prior year included an amount of $2,500,000 received as a settlement of a note receivable for a cellular license sold in fiscal 1992. The money, which was received in April, 1998, was invested in Treasury Bills and money market accounts realizing interest income of $260,000 for fiscal 1998, compared to $110,000 for the previous year.
          Payments on long-term debt decreased the amount of interest expense incurred for fiscal 1998 to $84,000 from $93,000 for fiscal 1997.
          The Registrant sold its remaining stock in Wireless Cable of Atlanta, which was acquired by BellSouth, Inc., netting a profit of $277,000 in the year ended March 31, 1998, compared to a gain of $210,000 realized in the prior year.
          Other income totaled $25,000 for the fiscal year ended March 31, 1998, compared to $32,000 for the year ended March 31, 1997. Other income for both years consisted primarily of rental income and forfeitures of customers' down payments.
          Net income before income taxes for fiscal 1998 was $662,000, while net income before income taxes totaled $4,143,000 for fiscal 1997.
          Federal income taxes for the year ended March 31, 1997 totaled $1,127,000 or 27% of net income before federal taxes. The amount paid was positively impacted due to the Registrants' use of a Foreign Sales Corporation
(FSC). Federal income taxes for the year ended March 31, 1998 totaled $146,000 or 22% of net income before federal income taxes. Again, the Company utilized the FSC and other tax credits to reduce income taxes; however, as a prior year is under examination by the Internal Revenue Service, an additional amount of approximately $54,000 has been included which, in management's opinion, is adequate for any potential additional tax liability related to the examination. As of the date of this report, a proposed settlement of any such additional tax liability is pending approval by the Internal Revenue Service. There is no state tax liability for periods under review since all profitable companies in the consolidated reporting group are domiciled in jurisdictions that do not impose income taxes.
          Net income for the year ended March 31, 1998 was $515,000 or $.12 basic income and diluted income per share compared to net income of $3,016,000 or $.72 basic income ($.71 diluted income) per share for the year ended March 31, 1997.

          Selected financial data by quarter for the year ended March 31, 1998 and 1997 is as follows:

                                             1st Quarter        2nd Quarter
  3rd Quarter       4th Quarter
                1998     1997    1998     1997    1998     1997     1998
1997

         (Thousands of Dollars, except per share amounts)
Net Sales    $1,823 $4,229 $2,246 $3,322  $2.794   $3,019   $2,325   $1,883
Gross Profit   499  $1,565 $  818 $1,383  $1,035   $1,193   $  718   $  359

Income before
extra-ordinary
items & cumulative
effect of a
change in
accounting   $  20   $ 638 $  134 $  404  $ 305   $   283   $   56   $1,691

Per Share:
Basic        $ .01   $ .15 $  .03 $  .09  $ .07   $   .07   $  .01   $  .41

Diluted      $ .01   $ .15 $  .03 $  .09  $ .07    $   .07   $  .01   $  .40

Net Income   $  20   $ 638 $  134 $  404  $ 305    $   283   $   56   $1,691

          The first quarter of fiscal 1997 was impacted favorably by the sales to one customer for the Saudi Arabia contract. Earnings for the fourth quarter of fiscal 1997 included receipt of $2,500,000 of proceeds on a Note Receivable for a fiscal 1992 cellular license sale.
Impact of Year 2000
          The Year 2000 issue is the result of computer programs written using two digits rather than four to designate the applicable year. The Registrant has a single source for its mainframe software programming. It has received upgrades and has installed these upgrades that have been certified by the vendor to be year 2000 compliant. Tests have been conducted on the existing network and personal computers and the Company believes that the Year 2000 issue will neither pose significant operational problems for its computer systems nor will it have a material impact on the results of operations of the Company. While the Registrant is unaware of any Year 2000 problems with any significant suppliers or customers, there can be no guarantee that the systems of other companies, if not compliant, will not have an adverse effect on the Registrant.
Liquidity and Capital Resources
          The Company anticipates that industry demand for MMDS equipment, especially domestic, will be soft for the remainder of calendar year 1998. Management is optimistic, however, in the potential application for high-speed Internet service using this equipment. The Company is investing in development and marketing of this product.

          The Company's cash requirements were satisfied in fiscal 1998 principally from the cash flow from the sale of the cellular license, cash from operations, cash on hand and customers' deposits. These funds were sufficient to meet the Company's working capital expenditures and required debt payments.
          Cash and cash equivalents increased from $681,000 as of March 31, 1997 to $2,530,000 as of March 31, 1998 and U.S. Treasury Bills increased from $1,679,000 to $2,270,000 for the same time periods. The increase is primarily due to the cash received in April of 1997 for the note receivable settlement discussed above.
          The accounts receivable balance of $1,215,000 as of March 31, 1998 is $281,000 more than the balance at March 31, 1997. Although shipments were less for fiscal year ended March 31, 1998 compared to the prior year, sales for the fourth quarter of fiscal 1998 were 23% higher than the corresponding quarter one year ago. The Company wrote-off $90,000 of accounts receivable during fiscal 1998 compared to a write-off of $30,000 for fiscal 1997.
Reserve for doubtful accounts of $35,000 is believed by management to be adequate as of March 31, 1998.
          Deposits from customers increased from $121,000 as of March 31, 1997 to $260,000 as of March 31, 1998 due to the sales volume increase for the comparable fourth quarters.
          Inventories totaled $3,439,000 at March 31, 1998, a decrease of $189,000 from the prior year end as controls were implemented to utilize inventory that had been purchased for the large Saudi Arabia project.
          Prepaid expenses totaled $115,000 as of March 31, 1998, as compared to $379,000 for March 31, 1997, with the difference being primarily for prepaid federal income taxes for the later year. Deferred income taxes, net, changed from a $554,000 deferred tax liability at March 31, 1997 to an $80,000 deferred tax asset at March 31, 1998 primarily due to the $2,500,000 note receivable being recognized in the Company's financial statements in fiscal 1997 and the Company's consolidated income tax return in fiscal 1998.
          Property, plant and equipment less accumulated depreciation equaled $826,000 as of March 31, 1998 a reduction of $233,000 compared to the same date one year earlier. Purchases of new equipment were $31,000 for the year ended March 31, 1998 while depreciation expense totaled $264,000. One Hundred Five Thousand ($105,000) Dollars of fully depreciated assets was written-off in fiscal 1998.
          Other assets of $108,000 as of March 31, 1997 consisted primarily of the Company's investment in a Wireless Cable operator referred to above. The balance of this stock was sold in fiscal 1998 for a profit of $277,000. In fiscal 1998, the Registrant, through a subsidiary, and, along with two other parties, formed a limited liability company to operate an Internet service entity. The Company's initial investment in the limited liability company was $210,000, which was increased subsequent to March 31, 1998 to $470,000. However, as a result of another equity holder's contractual "buy down right", the Company's investment will be reduced to $130,000.00 or 10% of the limited liability company's outstanding equity. The Company cannot know at this time the likelihood or amount of profit (if any) that will be generated.
Management does believe that the knowledge obtained in operating an Internet services will be valuable in marketing the equipment. The balance of $1,450 in the other asset categories at March 31, 1998 represents costs associated with organizing subsidiaries of the Registrant.

          Note receivable of $500,000 for the periods March 31, 1998 and March 31, 1997 is the balance owing the Company as the result of a settlement reached in connection with the sale of a cellular license in fiscal 1992. As there is no definite collection period set and because there is not a reasonable basis of collection, the receivable is fully reserved.
          Long-term debt, including the current portion, totaled $864,000 as of March 31, 1998, compared to $915,000 as of March 31, 1997. An amount of $70,000 was procured at the early part of fiscal 1998 to finance engineering test equipment. A total of $121,000 was paid against long-term debt during this year. Current portion of payments as of March 31, 1998 and March 31, 1997 were $117,000 and $108,000, respectively.
          There was no significant difference in the balance of accounts payable as of the year ended March 31, 1998 and 1997.
          Accrued expenses, payroll and related expenses of $277,000 at March 31, 1998, compared to March 31, 1997 of $207,000, included additional commissions and payroll accruals due to timing differences. Other accrued expense decreased a nominal $11,000 for the same periods.
          Common stock and additional paid in capital totaled $3,575,000 as of March 31, 1998, or a decrease of $60,000 over the balance at March 31, 1997. Treasury stock increased from $1,362,000 as of March 31, 1997 to $1,649,000 as of March 31, 1998. A stock award of 18,560 shares of Company stock was granted as a bonus to an officer during fiscal 1998 by transferring 12,763 shares of Treasury Stock held as of March 31, 1997 and issuing the balance from authorized but unissued common stock. The Company, through a wholly owned subsidiary, purchased on the open market 119,000 shares of the Company's stock during the fiscal year ended March 31, 1998 for a total cash outlay of $381,000. The Company's management has been authorized by the Board of Directors to purchase up to $600,000 of Company stock. As of the date of this report, the Company has purchased an additional 30,000 shares in the first quarter of fiscal 1999 for approximately $91,000.
          In addition to the above mentioned purchases, an additional 1,764 shares were purchased during the year ended March 31, 1998 from former employees under the KSOP plan agreement for a cost of $6,000.
          Inflation has not had a significant impact on cost or price in the two fiscal years under review. However, as a significant portion of component materials are obtained from sources outside the United States and especially from Asia, and significant portions of the Company's sales have historically been to the Pacific Rim, financial problems in these countries could have a significant affect on the business of the Registrant for the next fiscal year.
          The backlog of unsold orders as of March 31, 1998 was $2,421,000 compared to $2,853,000 as of March 31, 1997. The present backlog is expected to be shipped in the first six months of fiscal 1999.
          EMCEE and Superior Group Corporation are partners in a joint venture company named EMCEE Broadcast Products (Chengdu) Co., Ltd ("EMCEE - Chengdu"), for purposes of manufacturing and marketing wireless cable transmitters. The products will be manufactured from EMCEE-Chengdu's factory located in Chengdu City, Capital City of Sichuan Province, People's Republic of China.
Production is expected to begin in the summer of 1998.

 SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                       REFORM ACT OF 1995

          Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital products), technological changes, economic conditions (both domestically and internationally, including monetary policies of Asian countries), litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

ITEM 7.   FINANCIAL STATEMENTS
          See pages 23 to 33 of this report for the financial statements required by this Item.
ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
          There is no information relevant to the Registrant which must be disclosed under this Item 8.
                          PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          The information required by this Item 9 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 10.  EXECUTIVE COMPENSATION
          The information required by this Item 10 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
          The information required by this Item 11 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this Item 12 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:

       DESCRIPTION OF EXHIBIT        EXHIBIT NUMBER      PAGE NUMBER

Articles of Incorporation and Bylaws

   Restated Certificate
   of Incorporation                     3 i              (1)
     Bylaws                             3 ii             34

 Material Contracts

     1996 Stock Option Plan             10              (1)
     1988 Stock Option Plan             10              64

     Officers Incentive Compensation
      Plan                              10              (1)
     Agreement (Change in Control
      Agreements for certain Executive
      Officers)                         10              (2)
     Non-Negotiable, Non-Transferable
      Stock Warrant                     10              (2)
     Settlement and Release Agreement   10              (1)

Subsidiaries                            21              75

Financial Data Schedule                 27              (3)

     (1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1997.
     (2) Incorporated by reference from the From 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 1996.
     (3) This Exhibit was filed electronically, but is not included in the paper copy of this report.
         (b) Form 8-K filings: The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EMCEE BROADCAST PRODUCTS, INC.

                              /s/ JAMES L. DESTEFANO
                              James L. DeStefano, President/CEO
                              Date: June 25, 1998

                              /s/ ALLAN J. HARDING
                              Allan J. Harding, Vice President-
                                                  Finance
                              Date: June 25, 1998

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES L. DESTEFANO             Date: June 25, 1998
James L. DeStefano, Director

/s/ JOE B. HASSOUN                 Date: June 25, 1998
Joe B. Hassoun, Director

/s/ MICHAEL J. LEIB                Date: June 25, 1998
Michael J. Leib, Director

/s/ RICHARD J. NARDONE             Date: June 25, 1998
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS              Date: June 25, 1998
Evagelia Rogiokos, Director

                   Independent Auditors' Report



Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania

We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Kronick, Kalada, Berdy & Co
Kingston, Pennsylvania
May 19, 1998

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
              YEARS ENDED MARCH 31, 1998 AND 1997
                              ASSETS

                                      March 31,       March 31,
                                         1998           1997
                                      ---------------------------
Current assets:
  Cash and equivalents                   $ 2,529,594 $   681,335
  U.S. Treasury Bills                      2,269,549   1,679,164
  Accounts receivable, net of
   allowance for doubtful accounts
   (1998, $35,000; 1997,$100,000)          1,214,651     933,535
  Inventories                              3,438,599   3,627,803
  Prepaid expenses                           115,292     379,358
  Deferred income taxes                       80,000
  Note receivable                                      2,500,000
                                           ------------------------

          Total current assets             9,647,685   9,801,195
                                           ------------------------

Property, plant and equipment:
  Land and land improvements                 246,841     246,841
  Building                                   618,686     629,212
  Machinery                                1,956,085   2,019,717
                                           ------------------------
                                           2,821,612   2,895,770
  Less accumulated depreciation            1,995,946   1,836,630
                                           ------------------------
                                             825,666   1,059,140
                                           ------------------------
Other assets                                 211,450     108,173
                                           ------------------------
Note receivable                              500,000     500,000
  Less deferred portion                   (  500,000) (  500,000)
                                           -------------------------
                                                   0           0

          Total assets                    $10,684,801 $10,968,508
                                          --------------------------
                                          --------------------------

See notes to consolidated financial statements.

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED MARCH 31, 1998 AND 1997

                                          March 31,       March 31,
                                             1998           1997
                                          ------------------------
Net sales                                 $ 9,187,868  $12,522,811
Costs of products sold                      6,118,332    8,023,300
                                            -----------------------
Gross profit                                3,069,536    4,499,511
                                            -----------------------
Operating expenses:
  Selling                                   1,409,927    1,484,962
  General and administrative                1,098,909    1,186,329
  Research and development                    377,557      444,669
                                            ------------------------
                                            2,886,393    3,115,960
                                            ------------------------
Income from operations                        183,143    1,383,551
                                            ------------------------
Other income (expense), net:
  Interest expense                         (    83,714)(   92,909)
  Interest income                              259,704    109,976
  Gain on sale of equity securities            277,324    210,069
  Settlement of note receivable                         2,500,000
  Other                                         25,237     32,015
                                          ------------------------
                                               478,551  2,759,151
                                          ------------------------
Income before income taxes                     661,694  4,142,702

Income taxes                                   146,410  1,126,800
                                          ------------------------
Net income                                   $ 515,284 $3,015,902
                                          =========================
Basic income per share                            $.12       $.72
                                          =========================
Diluted income per share                          $.12       $.71
                                         ==========================

          See notes to consolidated financial statements.

                     EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             YEARS ENDED MARCH 31, 1998 AND 1997

                     Common stock         Additional      Retained
                  Shares       Amount   paid-in capital  earnings
Balance,
March 31, 1996    4,359,381   $ 72,653    $ 3,517,778   $ 3,396,801

Common stock
issued under
stock option plan    18,983        334         44,745


Treasury stock
purchased
Net income for
the year                                                  3,015,902
                 -----------------------------------------------------
Balance,
March 31, 1997    4,378,364     72,987      3,562,523     6,412,703

Common stock
issued                5,797         97     (   60,431)

Treasury stock
purchased

Net income for
the year                                                    515,284
                -----------------------------------------------------
Balance,
March 31, 1998  4,384,161     $ 73,084     $3,502,092   $ 6,927,987
                =====================================================

                       See notes to consolidated financial statements.

                            Treasury Stock             Total
                          Shares    Amount             ------
                         -----------------

Balance, March 31, 1996        7,325 $   (52,064)    $6,935,168

Common stock issued under
stock option plan                                       45,079

Treasury Stock Purchased     205,438 ( 1,310,210)    (1,310,210)

Net income for the year                               3,015,902
                             -----------------------------------
Balance, March 31, 1997      212,763 ( 1,362,274)     8,685,939

Common stock issued         ( 12,763)     99,774         39,440

Treasury stock purchased     119,000 (   386,673)     (386,673)

Net income for the year                                 515,284
                             -----------------------------------
Balance, March 31, 1998      319,000 $(1,649,173)    $8,853,990

                             ===================================

                       See notes to consolidated financial statements.

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 1998 AND 1997

                                                        March 31,    March 31,
                                                           1998         1997
                                                        ----------------------
Cash flows
from operating activities:
  Net income                                         $   515,284   $ 3,015,902
  Adjustments:
    Depreciation                                         264,313       242,625
    Provision for doubtful accounts                       25,000        35,000
    Common stock issued for
      compensation                                        39,440
    Recognition of note receivable                                 (2,500,000)
    Gain from sale of equity securities              (  277,324)   (  210,069)
    (Increase) decrease in:
      Accounts receivable                            (  306,116)       850,453
      Inventory                                          189,204   (  251,902)
      Prepaid expenses                                   264,066   (  131,425)
      Deferred income taxes                          (   80,000)       226,000
      Other assets                                   (  209,277)           727
    Increase (decrease) in:
      Accounts payable                               (   43,977)   (  429,758)
      Accrued expenses                                    58,667   (  215,722)
      Deposits from customers                            138,853   (  405,004)
      Deferred income taxes                          (  554,000)       554,000
                                                     -------------------------
    Net cash provided by operating activities             24,133       780,827
                                                     -------------------------

Cash flows from investing activities:
  Purchases of:
    Property, plant and equipment                    (   30,839)   (  355,023)
    U.S. Treasury Bills                              (3,990,385)   (2,310,138)
  Proceeds from maturities of:
    U.S. Treasury Bills                                3,400,000     2,200,000
    Note receivable                                    2,500,000
  Proceeds from sale of equity securities                383,324       316,069
                                                      ------------------------
   Net cash provided by(used in)investing activities   2,262,100   (  149,092)
                                                      ------------------------
Cash flows from financing activities:
  Acquisition of treasury stock                      (  386,673)   (1,310,210)
  Proceeds from issuance of:
    Long-term debt                                        70,000       887,000
    Common stock                                                        45,079

  Repayment of long-term debt                        (  121,301)   (1,110,028)
                                                     -------------------------

   Net cash used in financing activities             (  437,974)   (1,488,159)
                                                     -------------------------

Net increase (decrease) in cash and equivalents        1,848,259   (  856,424)

Cash and equivalents, beginning                          681,335     1,537,759
                                                     -------------------------

Cash and equivalents, ending                         $ 2,529,594   $   681,335
                                                     =========================

Supplemental disclosures of cash flow information:
Cash paid for interest expense amounted to $84,000 and $95,000 in
  1998 and 1997, respectively. Cash paid for income taxes was $646,000 and $531,000 in 1998 and 1997, respectively.

         See notes to consolidated financial statements.

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED MARCH 31, 1998 AND 1997

1.  Summary of significant accounting policies:

Principles of consolidation:
The consolidated financial statements include the accounts of EMCEE Broadcast Products, Inc. and its subsidiaries, all of which are wholly-owned (together, the Company). All significant intercompany accounts and transactions have been eliminated.

Revenue recognition, sale of license:
During 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The $2,100,000 balance, which bore interest at 7% payable at maturity, was due in December 1996. None of the deferred payment and the related interest income was recognized prior to 1997 because of their extended collection period and because there was not a reasonable basis to evaluate the likelihood of collection. On April 3, 1997 the Company collected $2,500,000 and received a non-interest bearing, unsecured $500,000 note receivable as settlement of the original note. The $500,000 note receivable is due and payable upon the occurrence of any one or more of certain specified events involving the debtor including, but not limited to, acquisition, merger, bankruptcy, and insolvency. None of the specified events relate to the debtor's normal operations. The note receivable is fully reserved because it has no definite collection period and because there is not a reasonable basis to evaluate the likelihood of collection.

Cash, equivalents and U.S. Treasury Bills:
The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of three months or less. U.S. Treasury Bills with an original maturity of more than three months are considered to be investments. All U.S. Treasury Bills are stated at cost which approximates market and are considered as available for sale. All U.S. Treasury Bills not included as cash equivalents had contracted maturities of at least six months.

Inventories:
Inventories are stated at the lower of standard cost which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

Property, plant and equipment and depreciation:
Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

Advertising:
These expenses are recorded when incurred. They amounted to $78,000 and $75,000 for 1998 and 1997, respectively.

Fair value:
The fair value of long-term debt that is variable rate debt that reprices regularly, the notes receivable of $2,500,000 which were collected in April

1997 and U.S. Treasury Bills approximates the amounts recorded in the financial statements. It was not practicable to estimate the fair value of the $500,000 note receivable because the Company was unable to estimate the timing and form of the ultimate settlement of the amount due to it. The Company has fully provided for any potential loss resulting from the non-payment of this receivable.
Use of estimates:
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Reclassifications:
Certain amounts reported in the 1997 financial statements have been reclassified to conform with the 1998 presentation.
2. Income per share:

Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 1998 because the assumed exercise of the options would be anti-dilutive. Income per share for 1997 has been restated based upon the provisions of a revised accounting standard that become effective in the current year.
The following table presents the basic and diluted EPS computations:
                                        March 31, 1998
                               -----------------------------------
                                                       Per-share
                                Income       Shares      amount
   Basic EPS
   Net income which is income
    available to common
    stockholders              $  515,284   4,134,780     $ .12
                                                          ======
                                             1997
                               ----------------------------------
                                                       Per-share
                                Income       Shares      amount
   Basic EPS
   Net income which is income
    available to common
    stockholders              $3,015,902   4,188,743     $ .72

   Effect of dilutive
    securities, stock options                 36,132       .01
                               --------------------------------
   Diluted EPS
   Income available to common
    stockholders              $3,015,902   4,224,875     $ .71
                              =================================

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED MARCH 31, 1998 AND 1997

3. Cash and equivalents:

At March 31, 1998, cash held at a brokerage corporation in the amount of $2,095,000 is not insured.

4.Industry, sales and accounts receivable concentration information:

The Company's primary activity is in one segment which consists of the assembly and sale of equipment for the domestic and foreign television broadcasting industry. Major customers are those that individually account for more than 10% of the Company's consolidated revenues. For the years ended March 31, 1998 and 1997, one customer with total sales of $939,000 and two customers with total sales of $3,476,000, respectively, qualified as major customers. Worldwide export sales amounted to $5,563,000 and $7,056,000 for 1998 and 1997, respectively. At March 31, 1998 and 1997, there were no significant accounts receivable concentrations. The Company performs ongoing credit evaluations of its customers and typically requires deposits and a letter of credit on foreign sales and deposits on domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.

5.Inventories:
                                                    1998          1997
                                                 --------------------------
Finished goods                                    $  454,000    $  399,000
Work-in-process                                      777,000       738,000
Raw materials                                      1,323,000     1,574,000
    Manufactured components                          884,599       916,803
                                                 ---------------------------
                                                  $3,438,599    $3,627,803
                                                 ============================
6.  Line of credit:

The Company has a line of credit agreement with a bank aggregating $2,000,000 collateralized by inventories, accounts receivable and all property, plant and equipment. The line of credit agreement requires monthly interest payments at
 .50% below the bank's prime rate of interest or 1.75% above LIBOR which was 5.625% at March 31, 1998. There were no principal borrowings during the years ended March 31, 1998 and 1997.

The loan agreement contains restrictive covenants when amounts are outstanding which, among other things, require the Company to maintain a maximum total liabilities to net worth ratio, a minimum current ratio and a debt coverage ratio. The Company is allowed to pay dividends on its common stock if it is in compliance with the financial covenants and ratios.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED MARCH 31, 1998 AND 1997

7.Long-term debt:
                                                        1998          1997
                                                  --------------------------
Term loan, bank                                   $  686,000    $  735,000
    Equipment loans                                  177,888       152,000
    Other                                                           28,189
                                                   --------------------------
                                                     863,888       915,189
    Less current portion                             117,000       108,000
                                                   --------------------------
                                                  $  746,888    $  807,189
                                                  ===========================

The term loan, bank at March 31, 1998 matures in 2012 and requires principal payments of $4,083, plus interest. Interest is calculated at 2.25% above LIBOR which was 5.625% at March 31, 1998. The bank has the option of adjusting the monthly payments required under this loan to provide for changes in the interest rates. The term and equipment loans are cross-collateralized with and have the same restrictive covenants as the line of credit (see Note
6).

Principal payments on long-term debt, based on current interest rates, are as follows:

                       1999             $  117,000
                       2000                100,000
                       2001                 80,000
                       2002                 80,000
                       2003                 50,000
                     Thereafter            436,888
                                        -----------
                                        $  863,888
                                       ============
8. Defined contribution pension plan:

A defined contribution pension plan covers all full time employees who meet age and service requirements. Contributions to the plan, determined at the discretion of the Board of Directors, were $28,000 and $29,000 in 1998 and 1997,respectively.

9. Common stock:
Nonqualified stock option plans provide for the grant of options to purchase up to 300,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 38,587 options were available for grant at March 31, 1998. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. All outstanding options granted expire after 5 years and vest over two years.

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED MARCH 31, 1998 AND 1997

9.  Common stock (continued):

Changes in outstanding common stock options granted are summarized below:

                                 1998                    1997
                            Number   Average        Number   Average
                             of     exercise         of     exercise
                          shares    price         shares    price
  Balance at beginning
     of year              163,250    $ 5.36         80,083   $ 2.82
    Options granted                                115,200     6.16
                          163,250                  195,283
    Options exercised                               18,983     2.37
    Options expired        11,375      3.44         13,050     1.31
    Balance at end of
     year                 151,875    $ 5.50        163,250   $ 5.36
    Options exercisable
     at year-end           36,675    $ 3.44         48,050   $ 3.44
    Weighted-average grant
     date fair value of
     options granted
     during the year                                $ 3.09

At March 31, 1998, 36,675 and 115,200 options had an exercise price of $3.44 and $6.16, respectively. Such options had remaining contractual lives of 2.3 years and 3.7 years, respectively.

The Company in accordance with an election under generally accepted accounting principles for stock options has recorded no compensation cost for its stock options in the accompanying consolidated financial statements.

Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the plans, the Company's net income and income per share would have been reduced to the proforma amounts disclosed below:

                                                1998                1997
                                    ----------------------------------

  Net income:
     As reported                         $  515,284               $3,015,902
     Proforma                               445,284                2,972,000



   Basic income per share:

     As reported                          $     .12                $     .72
     Proforma                                   .11                      .71

   Diluted income per share:
     As reported                          $     .12                $     .71
     Proforma                                   .11                      .70

Proforma net income does not reflect options granted before April 1, 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the proforma amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensa-tion cost for options granted in the year ended March 31, 1995 are not consid-ered for the year ended March 31, 1997.

The fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      1998             1997
                                      ----------------------
    Dividend yield                       .0%            .0%
    Risk free interest rate            5.84%          5.84%
    Expected life                     5 Years        5 Years
    Volatility                        17.54%         48.88%

During 1997, warrants to purchase 200,000 shares of common stock at $9.76 a share were issued and remain outstanding at March 31, 1998.

10.Income taxes:

The following table sets forth the current and deferred amounts of the provisions for income taxes for the years ended March 31, 1998 and 1997:

                                         1998       1997
                                 -------------------------
        Current                  $   780,410    346,800
        Deferred                  (  634,000)   780,000
                                 -------------------------
                                 $   146,410 $1,126,800
                                 =========================

The provisions for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory Federal rate of 34% for the years ended March 31, 1998 and 1997 as follows:

                                                  1998          1997
                                              ---------------------------
   Federal income tax at the statutory rate   $   225,000 $ 1,408,000
    Foreign sales corporation benefit          (   74,000) (  180,000)
    Federal income tax credit                  (   15,000) (   50,000)
   Stock compensation                          (   43,590) (   51,200)
   Adjustment to prior year's
    tax liability                                  54,000   _
                                              -------------------------

   Provision for income taxes                 $   146,410 $ 1,126,800
                                              ==========================

The tax effects of temporary differences that give rise to deferred income taxes at March 31, 1998 and 1997 are presented in the table below:

                                                         1998         1997
                                                 ----------------------------
  Deferred tax assets:
      Inventory                                       $   41,000 $  101,000
      Employee benefits                                   51,000     51,000
     Other differences                                    11,000     35,000
       Total gross deferred tax assets                   103,000    187,000
   Deferred tax liabilities,
      Note receivable                                  ( 714,000)
      Property and equipment                           (  23,000) (  27,000)
                                                      -----------------------
   Net deferred tax asset (liability)                 $   80,000 $( 554,000)
                                                     =======================

11. Litigation:

In the normal course of business, there are various outstanding legal pro-ceedings. In the opinion of management, after consultation with legal counsel, the consolidated financial statements of the Company will not be materially affected by the outcome of such legal proceedings.

12. Year 2000:

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operating systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.