Form 10KSB/A
period 1998-03-31
EMCEE BROADCAST PRODUCTS INC
filed 1998-07-09
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                       FORM 10-KSB/A (No.1)
                      ----------------------
(Mark One)

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

Transitional Small Business Disclosure Format (Check One)

                                        Yes      ;  No   X  .

In accordance with Rule 12b-15 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EMCEE Broadcast Products, Inc.


                                         /s/ James L. DeStefano
                                        --------------------------
                                         James L. DeStefano, President/CEO
                                         Date: July 9, 1998

                                         /s/ Allan J. Harding
                                         -------------------------
                                         Allan J. Harding, Vice President -
                                         Finance
                                    Date: July 9, 1998

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

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 1998 AND 1997

                                      March 31,   March 31,
                                        1998        1997
                                     ----------------------
Current liabilities:
  Current portion of long-term debt   $  117,000  $  108,000
  Accounts payable                       311,424     355,401
  Accrued expenses:
    Payroll and related expenses         276,826     206,612
    Other                                118,625     130,172
  Deposits from customers                260,048     121,195
  Deferred income taxes                              554,000
                                       ----------------------


Total current liabilities               1,083,923   1,475,380
                                        ----------------------

Long-term debt, net of current portion    746,888     807,189
                                       -----------------------
Shareholders' equity:
  Common stock, $.01 - 2/3 par;
   authorized 9,000,000 shares; issued
   4,384,161 shares, 1998; 4,378,364
   shares, 1997                             73,084    72,987
  Additional paid-in capital             3,502,092  3,562,523
  Retained earnings                      6,927,987  6,412,703
                                        -----------------------
                                        10,503,163 10,048,213

  Less shares held in treasury, at cost
   (1998, 320,764; 1997, 212,763)        1,649,173  1,362,274
                                       -------------------------
                                         8,853,990   8,685,939
                                       -------------------------
          Total liabilities and equity $10,684,801 $10,968,508
                                       ==========================

 Notes to consolidated financial statements.

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED MARCH 31, 1998 AND 1997

                                          March 31,       March 31,
                                             1998           1997
                                          ------------------------
Net sales                                 $ 9,187,868  $12,522,811
Costs of products sold                      6,118,332    8,023,300
                                           -----------------------
Gross profit                                3,069,536    4,499,511
                                           -----------------------
Operating expenses:
  Selling                                   1,409,927    1,484,962
  General and administrative                1,098,909    1,186,329
  Research and development                    377,557      444,669
                                           ------------------------
                                            2,886,393    3,115,960
                                           ------------------------
Income from operations                        183,143    1,383,551
                                           ------------------------
Other income (expense), net:
  Interest expense                         (    83,714)(   92,909)
  Interest income                              259,704    109,976
  Gain on sale of equity securities            277,324    210,069
  Settlement of note receivable                         2,500,000
  Other                                         25,237     32,015
                                           ------------------------
                                               478,551  2,759,151
                                           ------------------------
Income before income taxes                     661,694  4,142,702

Income taxes                                   146,410  1,126,800
                                            ------------------------
Net income                                  $ 515,284$ 3,015,902
                                            =========================
Basic income per share                            $.12       $.72
                                            =========================
Diluted income per share                          $.12       $.71
                                            ==========================

          See notes to consolidated financial statements.

                     EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             YEARS ENDED MARCH 31, 1998 AND 1997

                     Common stock         Additional      Retained
                  Shares       Amount   paid-in capital  earnings
Balance,
March 31, 1996    4,359,381   $ 72,653    $ 3,517,778   $ 3,396,801

Common stock
issued under
stock option plan    18,983        334         44,745


Treasury stock
purchased
Net income for
the year                                                  3,015,902
                 -----------------------------------------------------
Balance,
March 31, 1997    4,378,364     72,987      3,562,523     6,412,703

Common stock
issued                5,797         97     (   60,431)

Treasury stock
purchased

Net income for
the year                                                    515,284
                -----------------------------------------------------
Balance,
March 31, 1998  4,384,161     $ 73,084     $3,502,092   $ 6,927,987
                =====================================================

                       See notes to consolidated financial statements.

                                 Treasury Stock        Total
                              Shares    Amount         ------
                              -----------------

Balance, March 31, 1996        7,325 $   (52,064)    $6,935,168

Common stock issued under
  stock option plan                                      45,079

Treasury Stock Purchased     205,438 ( 1,310,210)    (1,310,210)


Net income for the year                               3,015,902
                            -----------------------------------
Balance, March 31, 1997      212,763 ( 1,362,274)     8,685,939

Common stock issued         ( 12,763)     99,774         39,440

Treasury stock purchased     120,764 (   386,673)     (386,673)

Net income for the year                                 515,284
                             -----------------------------------
Balance, March 31, 1998      320,764 $(1,649,173)    $8,853,990

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

Reclassifications:
Certain amounts reported in the 1997 financial statements have been reclassified to conform with the 1998 presentation.
2. Income per share:

Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 1998 because the assumed exercise of the options would be anti-dilutive. Income per share for 1997 has been restated based upon the provisions of a revised accounting standard that become effective in the current year.
The following table presents the basic and diluted EPS computations:
                                        March 31, 1998
                               -----------------------------------
                                                       Per-share
                                Income       Shares      amount
   Basic EPS
   Net income which is income
    available to common
    stockholders              $  515,284   4,134,780     $ .12
                              =================================
                                             1997
                               ----------------------------------
                                                       Per-share
                                Income       Shares      amount
   Basic EPS
   Net income which is income
    available to common
    stockholders              $3,015,902   4,188,743     $ .72

   Effect of dilutive
    securities, stock options                 36,132       .01
                               --------------------------------
   Diluted EPS
   Income available to common
    stockholders              $3,015,902   4,224,875     $ .71
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