Form 10QSB
period 1998-06-30
EMCEE BROADCAST PRODUCTS INC
filed 1998-08-10
CIK 32312

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC   20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         June 30, 1998

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

     Common stock, $ .01-2/3 par value - 3,999,397 shares as of August 5,
1998.






*formerly Electronics, Missiles & Communications, Inc.
<PAGE
        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                 PAGE(S)
PART I.  FINANCIAL INFORMATION:

    CONSOLIDATED BALANCE SHEETS -
        June 30, 1998 and March 31, 1998                       3

   CONSOLIDATED STATEMENTS OF INCOME  -
         Three Months ended June 30, 1998 and 1997             4

   CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Three Months ended June 30, 1998                     5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Three Months ended June 30, 1998 and 1997            6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8 - 10


PART II.  OTHER INFORMATION:

   SIGNATURES                                                  11


NOTE:  Any questions concerning this report should be addressed to
             Mr. Allan J. Harding, Vice President-Finance.

                          PART I.  FINANCIAL INFORMATION
                   EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    - JUNE 30, 1998 and MARCH 31, 1998 -

                                   -------------------------------------
                                   JUNE 30, 1998       MARCH 31, 1998
                                     Unaudited
                                  -------------------------------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents         $1,854,030             $2,529,594
   U. S. Treasury Bills               2,270,974              2,269,549
   Accounts receivable, net of
   allowance for doubtful accts.
   June -$45,000/March-$35,000       1,535,250               1,214,651
   Inventories                       3,531,985               3,438,599
   Prepaid expenses                     95,239                 115,292
   Deferred taxes                      102,000                  80,000
                                   ------------------------------------
    TOTAL CURRENT ASSETS             9,389,478               9,647,685
                                   ------------------------------------
PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements             246,841                 246,841
  Building                             618,686                 618,686
  Machinery & equipment              2,016,074               1,956,085
                                  ------------------------------------
                                     2,881,601               2,821,612
  Less accumulated depreciation      2,068,456               1,995,946
                                  ------------------------------------
    NET PROPERTY, PLANT & EQUIPMENT    813,145                 825,666
                                  ------------------------------------

OTHER ASSETS                           288,313                 211,450
                                  ------------------------------------
NOTE RECEIVABLE                        500,000                 500,000
 Less deferred portion                (500,000)               (500,000)
                                  ------------------------------------
                                             0                       0
                                  ------------------------------------
TOTAL ASSETS                       $10,490,936             $10,684,801
                                  ====================================

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Current  portion of long-term debt     117,000                 117,000
Accounts payable                       212,079                 311,424
Accrued expenses                       365,315                 333,594
Deposits from customers                258,531                 260,048
Accrued federal income taxes            58,747                  61,857
                                  ------------------------------------
   TOTAL CURRENT LIABILITIES         1,011,672               1,083,923
                                  ------------------------------------
LONG-TERM DEBT,net of current portion  731,060                746,888
                                  ------------------------------------

SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;
  authorized 9,000,000 shares          73,084                  73,084
Additional paid-in capital          3,502,092               3,502,092


Retained earnings                   6,944,461               6,927,987
                                  ------------------------------------
                                   10,519,637              10,503,163

  Less shares held in treasury at
  cost:360,764 shares June '98 and
  320,764 Mar '98                   1,771,433               1,649,173
                                  -----------------------------------

TOTAL SHAREHOLDERS' EQUITY          8,748,204               8,853,990
                                  -----------------------------------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY            $10,490,936             $10,684,801
                                 ====================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED JUNE  30, 1998 AND 1997
                                   (Unaudited)
                                ================================
                                        THREE (3) MONTHS

                                   06/30/98       06/30/97
                                ================================
NET SALES                        $2,198,765     $1,823,240

COST OF PRODUCTS SOLD             1,542,337      1,324,334
                                --------------------------------
GROSS PROFIT                        656,428        498,906
                                --------------------------------
OPERATING EXPENSES:
 Selling                            323,216        389,984
 General and administrative         262,508        282,874
 Research and development           100,279        110,950
                                --------------------------------
     TOTAL OPERATING EXPENSES       686,003        783,808
                                --------------------------------
LOSS FROM OPERATIONS                (29,575)      (284,902)
                                --------------------------------
OTHER INCOME (EXPENSE), NET:
 Interest expense                   (17,507)       (22,068)
 Interest income                     61,435         53,305
 Gain of sale of investment securities             277,324
 Other                                7,621          3,032
                                   ------------------------------
TOTAL OTHER INCOME, NET              51,549        311,593
                                   ------------------------------
Net income before income taxes       21,974         26,691

INCOME TAXES                          5,500          6,400
                                   ------------------------------
NET INCOME                          $16,474        $20,291
                                   ------------------------------
COMMON SHARE AND COMMON
SHARE EQUIVALENT OUTSTANDING:
 Basic                            4,039,880      4,165,601
                                   ==============================
 Diluted                          4,039,880      4,165,601
                                   ==============================
EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT:
 Basic                                  Nil           $.01
                                   ==============================
 Diluted                                Nil           $.01
                                   =============================

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 1998
                                    (Unaudited)


           =================================================================
                         ADDITIONAL
           COMMON STOCK  PAID-IN   RETAINED     TREASURY STOCK
           ------------                        ---------------
            SHARES AMT   CAPITAL   EARNINGS     SHARES    AMT        TOTAL

           =================================================================
BAL-MARCH
31,1998  4,384,161 $73,084 $3,502,092 $6,927,987 320,764($1,649,173)$8,853,990

NET
INCOME
FOR THE
PERIOD                                            16,474                16,474

TREASURY
STOCK
PURCHASED                                         40,000  (122,260)   (122,260)
      ------------------------------------------------------------------------
BAL-JUNE
30,1998

      ========================================================================
      4,384,161  $73,084   $3,502,092 $6,944,461 360,764($1,771,433)$8,748,204

     =========================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE (3) MONTHS ENDED JUNE 30, 1998 AND 1997
                                       (Unaudited)


                                                ==========================
                                                       THREE (3) MONTHS

                                                    06/30/98     06/30/97
                                                ==========================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $16,474        $20,291
  Adjustments:
  Depreciation                                       72,510         71,730
  Provision for doubtful accounts                   (11,500)       (11,000)
   (Increase) decrease in:
   Accounts receivable                             (309,099)        27,084
   Inventories                                      (93,386)       220,802
   Prepaid expenses                                  20,053        121,673
   Deferred taxes                                   (22,000)
   Other assets                                     (76,863)       105,998
Increase (decrease) in:
   Accounts payable                                 (99,345)      (250,913)
   Accrued expenses                                  31,721        (75,727)
   Deposits from customers                           (1,517)        89,316
   Accrued federal income taxes                      (3,110)      (105,006)
                                               -----------------------------

NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES  (476,062)       214,248
                                               -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of  property, plant & equipment        (59,989)        (9,158)
 Purchase of U. S. Treasury Bills                (1,101,425)    (3,616,716)
 Proceeds from maturities of U.S.Treasury Bills   1,100,000      1,200,000
 Note receivable                                                 2,500,000
                                               -----------------------------
NET CASH PROVIDED BY(USED IN)INVESTING ACTIVITIES   (61,414)        74,126
                                               -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long Term Debt:
   New borrowings                                                   70,000
   Payments                                         (15,828)       (15,798)
  Acquisition of company stock                     (122,260)
                                               ------------------------------

NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES  (138,088)        54,202
                                               ------------------------------

NET INCREASE (DECREASE) IN CASH                    (675,564)       342,576

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR   2,529,594        681,335
                                               ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $1,854,030     $1,023,911
                                               ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period:
   Interest Expense                                 $11,687        $12,258
                                                =============================
  Income Taxes                                           $0             $0
                                                =============================

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

2. The results of operations for the three-month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. At June 30, 1998, cash held at financial institutions is in excess of the Federal Deposit Insurance Coverage by $140,110.

4. INVENTORIES consisted of the following:

                                       June 30,1998      March 31, 1998
                                   ======================================
                                      (UNAUDITED)

FINISHED GOODS                          $241,000             $454,000

WORK-IN-PROCESS                       $1,008,000             $777,000

RAW MATERIALS                         $1,427,000           $1,323,000

MANUFACTURED COMPONENTS                 $855,985             $884,599
                                     -----------------------------------

                                      $3,531,985           $3,438,599
                                     -----------------------------------

    Inventories are stated at the lower of standard cost, which approximates current actual cost(on a first-in, first-out basis) or market (net realizable value).

5. INCOME PER SHARE. Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended June 30, 1998 and 1997 because the assumed exercise of the options would be anti-dilutive.

                   EMCEE BROADCAST PRODUCTS, INC.
                          AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first quarter ended June 30, 1998 totaled $2,199,000, a 21% increase over the depressed first quarter ended June 30, 1997.

Domestic shipments for the first quarter of fiscal 1999 totaled $1,326,000 or 60% compared to $1,084,000 or 59% for the first quarter one year ago. Shipments for both of these periods are not indicative of a trend as management believes that the export market demand will predominate for the next two years.

Gross profit totaled $656,000 for the first quarter ended June 30, 1998, a 32% increase over the same period last year. In addition to the higher volume for the latest quarter, EMCEE manufactured equipment, as opposed to equipment manufactured by others (O.E.M.), in which there are higher margins, constituted 82% of shipments compared to 77% for the comparable quarter one year ago.

Total operating expenses for the first quarter of fiscal 1999 equaled $686,000, a decrease of $98,000 or 13% compared to the first quarter of fiscal 1998. Management is continuing controls on expenses as it is believed that demand for both low power television transmitters ("LPTV") and Multichannel Multipoint Distribution Service ("MMDS") will be reduced for at least the next three quarters. Selling expense decreased $67,000 (17%) primarily in salaries, salary related expense and shows and convention expense. General and administrative expense decreased $20,000 or 7% for the periods under discussion primarily due to a reduction of shareholder expense in the quarter ended June 30, 1998 compared to the quarter one year earlier. Research and development expense of $100,000 for the period ended June 30, 1998 was $11,000 less than the period ended June 30, 1997 due to a payment of $10,000 received for non-recurring engineering (NRE) charged to a customer. Management is committed to continue research and development expense at previous levels to retain a leadership role in the MMDS industry including new concepts in high speed Internet and telephony.

Although total operating expenses were reduced, they produced a loss from operations of $30,000 for the first three months ended June 30, 1998 compared to a loss from operations of $285,000 for the like period ended June 30, 1997.

Total other income (expense),net was $52,000 for the first quarter of fiscal 1999 compared to $312,000 for the first quarter of fiscal 1998. The later included a gain on the sale of an investment in a wireless cable operator of $277,000. Interest expense for the current quarter totaled $18,000 compared to $22,000 for the prior year first quarter; the decrease attributed to the decrease of debt. Interest income equaled $61,000 for the period ended June 30, 1998 versus $53,000 for the like period one year ago as interest was earned on a segment of receivables in the most recent quarter. Other income for the current quarter of $8,000 consisting primarily of rental income and cancellation fees exceeded the amount of $3,000 for the first quarter of fiscal 1998 and which had no cancellation fees.

Net income before taxes was $22,000 for the first quarter of fiscal 1999 compared to $27,000 for the first quarter of fiscal 1998. Estimated federal tax of $5,500 and $6,400 for the quarters ended June 30, 1998 and 1997, respectively, reduced net income to $16,000 for the quarter ended June 30, 1998 and $20,000 for the quarter ended June 30, 1997. The income for the current quarter equals $.00 per share of common shares outstanding compared to $.01 per share for the quarter one year ago.

Cash and cash equivalents decreased $676,000 from $2,530,000 as of March 31,1998 to $1,854,000 as of June 30, 1998. The U.S. Treasury bill balance as of June 30, 1998 of $2,771,000 was virtually unchanged from the balance of $2,270,000 as of March 31, 1998.

The decrease in cash and cash equivalents was used primarily to finance accounts receivable which increased from $1,215,000 as of March 31, 1998 to $1,535,000 as of June 30, 1998 and inventory build-up of $93,000 to $3,532,000 as of June 30, 1998.

Cash was also used to reduce accounts payable balance from $311,000 at March 31, 1998 to $212,000 as of June 30, 1998.

The deferred taxes balance of $102,000 as of June 30, 1998 increased $22,000 over the balance at March 31, 1998 due to temporary timing differences.

Increase to property, plant and equipment totaled $60,000 of which approximately $50,000 was inventory capitalized. Depreciation for the same period amounted to $73,000 for a net reduction of $13,000 for net property, plant and equipment as of June 30, 1998 compared to March 31, 1998.

Other assets of $288,000 as of June 30, 1998 consisted of $186,000 for an investment in a start-up company for Internet service, a note receivable of $100,000 from an investor in this enterprise with the remainder of the balance consisting of organizational costs of subsidiaries of the parent corporation. This balance increased from $211,000 as of March 31, 1998.

Note receivable of $500,000 at March 31, 1998 and June 30, 1998 represents the balance owed the Registrant for the sale of a cellular license. As there is no definite collection period set and because there is not a reasonable basis of collection, the receivable is fully reserved.

Accrued expenses totaled $365,000 as of June 30, 1998 compared to $334,000 as of March 31, 1998 with the increase due to timing differences of payroll related accruals.

Deposits from customers of $259,000 as of June 30, 1998 was only slightly less than the amount of $260,000 as of March 31, 1998 as was the case with accrued federal income tax balances of $59,000 and $62,000 for the periods of June 30, 1998 and March 31, 1998,respectively.

Changes in shareholders' equity from $8,748,000 at June 30, 1998 compared to $8,854,000 at March 30, 1998, other than the net income for the first quarter ended June 30, 1998 is attributed to the purchase of 40,000 shares of Company stock by a subsidiary for approximately$122,000. The Registrant has continued this purchase program as an additional 20,000 shares have been purchased in the open market as of the date of this report.

The backlog of unsold orders amounted to $1,884,000 at June 30, 1998 compared to $2,421,000 at March 31, 1998 and $2,765,000 at June 30, 1997. The
Registrant recognizes that the demand for product will remain low for the next two quarters, especially in the domestic market, but is confidant that demand for digital transmitting equipment, including Internet transmitters, will increase by calendar 1999.

The Registrant believes that its existing working capital coupled with cash flow from operations will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 1999.

Employment for the Company was 65 persons including 2 part-time employees as of June 30, 1998 compared to a total of 66 persons as of March 31, 1998 and 60 persons as of June 30, 1997.

       SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                         REFORM ACT OF 1995

Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and Internet products,), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

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

                                   EMCEE BROADCAST PRODUCTS, INC.

Date: August 10, 1998              /s/ JAMES L. DeSTEFANO
                                   -----------------------
                                   JAMES L. DeSTEFANO
                                   President/CEO

Date: August 10, 1998              /s/ ALLAN J. HARDING
                                   ------------------------
                                   ALLAN J. HARDING
                                   Vice President-Finance