Form 10QSB
period 1998-09-30
EMCEE BROADCAST PRODUCTS INC
filed 1998-11-09
CIK 32312

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC   20549
                             FORM 10-QSB
 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended                September 30, 1998
 Commission file number                            1-6299
                   EMCEE Broadcast Products, Inc.
      (Exact name of registrant as specified in its charter)
          Delaware                                          13-1926296
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 Registrant's telephone number, including area code:         717-443-9575
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES [x]             NO [  ]
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
           Common stock, $ .01-2/3 par value - 3,999,397 shares as of November 4, 1998.



                  EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                                         I N D E X

                                                                     PAGE(S)
PART I.  FINANCIAL INFORMATION:
    CONSOLIDATED BALANCE SHEETS
         September 30, 1998 and March 31, 1998                            3
   CONSOLIDATED STATEMENTS OF INCOME
          Six months and three months ended September 30, 1998 and 1997   4
   CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY
           Six months ended September 30, 1998                            5
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six months ended September 30, 1998 and 1997                   6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8 - 11

 PART II.  OTHER INFORMATION:
 SIGNATURES                                                              12
 NOTE:  Any questions concerning this report should be addressed to
              Mr. Allan J. Harding, Vice President-Finance.

                        PART I.  FINANCIAL INFORMATION
                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   - SEPTEMBER 30, 1998 and MARCH 31, 1998 -
                            SEPT 30, 1998       MARCH 31,1998
                                Unaudited

 ASSETS
 CURRENT ASSETS
  Cash and cash equivalents        $1,336,858          $2,529,594
  U. S. Treasury Bills              2,255,295           2,269,549
  Accounts receivable, net of
    allowance for doubtful accts
    Sept-$60,000/March-$35,000      1,327,536           1,214,651
  Inventories                       3,708,094           3,438,599
  Prepaid expenses                    220,786             115,292
  Deferred taxes                      119,000              80,000
                                  ---------------------------------

 TOTAL CURRENT ASSETS               8,967,569           9,647,685
                                  ----------------------------------
 PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements            246,841             246,841
  Building                            617,670             618,686
  Machinery & equipment             1,927,054           1,956,085
                                  ----------------------------------
                                    2,791,565           2,821,612
Less accumulated depreciation       2,020,975           1,995,946
                                  ----------------------------------
NET PROPERTY, PLANT & EQUIPMENT       770,590             825,666
                                  ----------------------------------
OTHER ASSETS                          290,663             211,450
                                  ----------------------------------
NOTE RECEIVABLE                       500,000            500,000
Less deferred portion                (500,000)          (500,000)
                                  ----------------------------------
                                     0                   0
                                  ----------------------------------
TOTAL ASSETS                       $10,028,822          $10,684,801

 LIABILITIES & SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
Current  portion of long-term debt    $92,000            $117,000
Accounts payable                      116,856             311,424
Accrued expenses                      260,752             333,594

Deposits from customers               110,819             260,048
Accrued federal income taxes                0              61,857
                                   ----------------------------------

TOTAL CURRENT LIABILITIES             580,427           1,083,923
                                   ----------------------------------
LONG-TERM DEBT,net of current portion 724,269             746,888
                                  ----------------------------------

SHAREHOLDERS' EQUITY:,
   Common stock issued, $.01-2/3 par
   authorized 9,000,000 shares         73,084              73,084
   Additional paid-in capital       3,502,092           3,502,092
   Retained earnings                6,984,075           6,927,987
                                  ---------------------------------
                                   10,559,251          10,503,163

   Less shares held in treasury at
      cost:385,764 shares Sept '98;
      320,764 shares Mar '98        1,835,125           1,649,173
                                   ---------------------------------
TOTAL SHAREHOLDERS' EQUITY          8,724,126           8,853,990
                                   ---------------------------------
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY           $10,028,822         $10,684,801
                                  =================================

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (Unaudited)
                          ===================================================
                           THREE (3) MONTHS             SIX (6) MONTHS
                          09/30/98      09/30/97      09/30/98       09/30/97
                          ===================================================
NET SALES             $4,364,794     $4,069,092     $2,166,029     $2,245,852

COST OF PRODUCTS SOLD  2,995,766      2,752,413      1,453,429      1,428,079
                     --------------------------------------------------------
GROSS PROFIT           1,369,028      1,316,679        712,600        817,773
                     --------------------------------------------------------
OPERATING EXPENSES:
 Selling                 621,880        773,126        298,664        383,142
 General& adminis.       559,758        562,135        297,250        279,261
 Research and develop.   207,208        188,509        106,929         77,559
                     --------------------------------------------------------
TOTAL OPERATING EXPENSES
                       1,388,846      1,523,770        702,843        739,962
                     ---------------------------------------------------------
INCOME (LOSS) FROM
   OPERATIONS            (19,818)      (207,091)         9,757         77,811
                     --------------------------------------------------------
OTHER INCOME(EXPENSE),NET:
   Interest expense      (41,567)       (43,724)       (24,060)       (21,656)
   Interest income       127,931        123,552         66,496         70,247
   Gain on sale of
    investment securities               277,324
Other                      5,542         11,803         (2,079)         8,771
                      -------------------------------------------------------
TOTAL OTHER INCOME, NET   91,906        368,955         40,357         57,362
                      -------------------------------------------------------
NET INCOME BEFORE INCOME
   TAXES                  72,088        161,864         50,114        135,173

INCOME TAXES              16,000          7,400         10,500          1,000
                      -------------------------------------------------------
NET INCOME               $56,088       $154,464        $39,614       $134,173
                      =======================================================
COMMON SHARE AND COMMON
 SHARE EQUIVALENT
 OUTSTANDING
 Basic                 4,025,394       4,167,979     4,005,299      4,170,333
                       ======================================================
 Diluted               4,025,394       4,167,979     4,005,299      4,170,333
                       ======================================================
EARNINGS PER COMMON AND
 COMMON SHARE EQUIVALENT
  Basic                     $.01            $.04          $.01           $.03
                       ======================================================
  Diluted                   $.01            $.04          $.01           $.03
                       ======================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          SIX MONTHS ENDED SEPTEMBER 30, 1998
                                      (Unaudited)
        ===================================================================
                       ADDITIONAL
          COMMON STOCK PAID-IN      RETAINED     TREASURY STOCK
         SHARES  AMT   CAPITAL      EARNINGS    SHARES   AMT         TOTAL
         ====================================================================
BAL-
3/31/1998
        4,384,161 $73,084 $3,502,092  $6,927,987  320,764 ($1,649,173)$8,853,990

TREASURY
STOCK
PURCHASED
                                                   65,000   (185,952)  (185,952)

NET
INCOME
FOR THE
PERIOD                                  $56,088                          $56,088
         -----------------------------------------------------------------------
BAL-
9/30/98

        4,384,161 $73,084 $3,502,092 $6,984,075   385,764($1,835,125) $8,724,126
       ========================================================================

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX (6) MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                       (Unaudited)
                                          ==============================
                                                 SIX (6) MONTHS
                                            09/30/98         09/30/97
                                           =============================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $56,088        $154,464
   Adjustments:
     Depreciation                                145,020         137,250
     Provision for doubtful accounts              26,775          20,000
     (Increase) decrease in:
       Accounts receivable                      (139,660)       (663,483)
       Inventory                                (269,495)        335,940
       Prepaid expenses                         (105,494)         95,702
       Deferred taxes                            (39,000)
       Other assets                              (79,213)        106,360
     Increase (decrease) in:
      Accounts payable                          (194,568)        (54,131)
      Accrued expenses                           (72,842)       (119,573)
      Deposits from customers                   (149,229)        135,268
      Accrued income taxes                       (61,857)       (280,155)
                                          --------------------------------
NET CASH USED IN OPERATING ACTIVITIES           (883,475)       (132,358)
                                          --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of  property, plant & equip.      (89,944)        (12,513)
   Purchase of U. S. Treasury Bills           (2,285,746)     (2,373,909)
   Proceeds from maturities of U.S.
     Treasury Bills                            2,300,000       1,800,000
   Note receivable                                             2,500,000
                                          --------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                           (75,690)      1,913,578
                                          --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long Term Debt:
     New borrowings                                               70,000
     Payments                                    (47,619)        (74,025)
     Stock award issued                                           39,441
     Acquisition of company stock               (185,952)       (107,338)
                                          ----------------------------------
NET CASH USED IN FINANCING ACTIVITIES           (233,571)        (71,922)
                                          ----------------------------------
NET INCREASE (DECREASE) CASH                  (1,192,736)      1,709,298
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                           2,529,594         681,335
                                          ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $1,336,858      $2,390,633
                                          ==================================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period:
   Interest Expense                             $41,514         $37,060
                                              =============================
     Income Taxes                              $242,560        $280,000
                                              =============================

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    1. The financial information presented as of any date other than March 31,has been prepared from the books and records of the Company without audit. Financial information as of March 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly EMCEE Broadcast Products, Inc. and Subsidiaries' financial position, and the results of their operations and changes in cash flow for the periods presented.
    2. The results of operations for the three month and six month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.
    3. At September 30, 1998, cash equivalents included $1,328,934 invested
 in a    money market portfolio.
    4. INVENTORIES consisted of the following:
                                    Sept. 30,1998     March 31, 1998
                                      (UNAUDITED)
 FINISHED GOODS                          $275,000        $454,000
 WORK-IN-PROCESS                          675,000         777,000
 RAW MATERIALS                          1,584,000       1,323,000
 MANUFACTURED COMPONENTS                1,174,094         884,599
                                       ----------------------------
                                        $3,708,094     $3,438,599
                                       ============================

       Inventories are stated at the lower of standard cost, which
 approximates    current actual cost (on a first-in, first-out basis) or
 market (net realizable value).
    5. EARNINGS PER SHARE. Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended September 30, 1998 and 1997 because the assumed exercise of the options would be anti-dilutive.
         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE FINANCIAL CONDITION
 Demand for the Company's product remains low in the Multichannel Multipoint Distribution Services (MMDS) segment of the television transmitter industry as domestic operators continue to hold off purchases until additional funding is available and new technology is accepted.

 Net sales for the quarter ended September 30, 1998 totaled $2,166,000 or 4% less than the quarter ended September 30, 1997. Net sales for the first six months ended September 30, 1998 totaled $4,365,000 a 7% increase over the same period one year ago.
 Foreign shipments accounted for $1,149,000 or 53% of total shipments for the quarter ended September 30, 1998 and $2,022,000 or 46% of total shipments for the first six months of fiscal 1999. The latter was somewhat of an anomaly as the highest single customer for the first two quarters ended September 30, 1998, with approximately 14% of total sales, was a military related contractor in the low power sector of the industry. Notwithstanding the economics and currency problems now being experienced in the foreign market, management believes that foreign sales will dominate for the next six months.
 Gross profit of $713,000 for the quarter ended September 30, 1998 was $105,000 less than the quarter ended September 30, 1997 however, gross profit for the six months ended September 30, 1998 of $1,369,000 was $52,000 more than the like period one year ago. Both changes in the comparisons are directly related to the sales volumes for the respective periods.
 Total operating expenses for the quarter ended September 30, 1998 totaled $703,000 and increased the year to date total to $1,389,000. The total for the quarter and six months ended September 30, 1998 are 5% and 9% less than the corresponding periods one year ago.
 Selling expense of $299,000 for the quarter ended September 30, 1998 was 22% less than the amount of $383,000 for the quarter ended September 30, 1997 primarily due to salary and salary related reductions, reduction in travel expenses and reduced outlays for trade shows as the Company continues its cost reduction program initiated last year.
 General and administrative expenses totaled $297,000 for the quarter ended September 30, 1998 and $560,000 for the six months ended September 30, 1998. The amount for the quarter was 6% over the amount of the corresponding quarter one year ago, however, the year to date ending September 30, 1998 was slightly less than the amount of $562,000 for the six months ended September 30, 1997. Increases for general and administrative expenses for the quarter occurred in salaries, computer supplies, maintenance and costs related to possible new ventures. For the six months ended September 30, 1998 costs compared to the year earlier increased in computer related expenses, an increase in bad debt reserve and depreciation while offsetting decreases occurred in legal and collection expense and Board of Director's expense (an additional Board meeting was held in the prior quarter.)
 An exception to the costs reduction program is the Research and Development segment of total operating expenses in which expenses totaled $107,000 for the quarter ended September 30, 1998 compared to $78,000 for the quarter ended one year earlier and expense totaled $207,000 for the first half of fiscal 1999 compared to $189,000 for the same period one year earlier. The Company is expanding development for high speed Internet service, local loop telephony and high definition television (HDTV) protocol while continuing on-going programs in analog and digital applications. The Company also received a payment in the first quarter of fiscal 1999 of $10,000 for non-recurring engineering (NRE) charged to a customer and credited to R&D expenses.
 Income from operations totaled $10,000 for the quarter ended September 30, 1998 compared to income from operations of $78,000 for the second quarter one year ago. This income reduced the first quarter loss from operations to a loss of $20,000 for the six months ended September 30, 1998, a vast improvement over the loss from operations of $207,000 experienced the first six months ended September 30, 1997.
 Interest expense totaled $24,000 for the quarter and $42,000 for the six months ended September 30, 1998 compared to $22,000 and $44,000 for the quarter and six months respectively, ended September 30, 1997. The differences are due to timing of structured payments and are not significant.
 Interest income of $66,000 for the second quarter and $128,000 for the first two quarters ended September 30, 1998 compared to $70,000 and $124,000 for the same two periods one year ago. The differences are due to availability of cash and interest rates. The majority of interest is received from U.S. Treasury Bills and money market funds.
 Other income (expense) for the quarter ended September 30, 1998 was an expense of $2,000 compared to income of $9,000 for the quarter ended September 30, 1997; the latter included a fee for a canceled order. Other income totaled $6,000 for the six months ended September 30, 1998 compared to $12,000 for the same period in the previous year. For the six months ended September 30, 1997, the Company realized a gain on the sale of an investment in a wireless cable operator of $277,000 shown as a separate line item.
 Net income after estimated Federal tax liability of $10,500 for the quarter and $16,000 for the six months ended September 30, 1998 ($1,000 and $7,400 for the comparable periods ended September 30, 1997), was $40,000 for the quarter and $56,000 for the six months ended September 30, 1998, ($134,000 and $154,000 for the comparable periods ended September 30, 1997). Federal tax liability for all periods under discussion are less than the "expected percent" due to additional tax credits, including amounts from a Foreign Sales Corporation (FSC) formed in April 1995. There are no state tax liabilities for these periods since all profitable companies in this consolidated group are domiciled in states which do not impose income taxes.
 Net income for the quarter and first two quarters ended September 30, 1998 equals one cent per share compared to three cents per share for the quarter and four cents for the first two quarters ended September 30, 1997.
 Cash and cash equivalents (primarily money market funds) decreased by $1,193,000 as of September 30, 1998 compared to March 31, 1998. These funds were used primarily to increase inventories from $3,439,000 at March 31, 1998 to $3,708,000 as of September 30, 1998; to pay anticipated taxes of $160,000; to reduce accounts payable $195,000 and decreased accrued expenses from $334,000 as of March 31, 1998 to $261,000 as of September 30, 1998.
 Accounts receivable increased from $1,215,000 as of March 31, 1998 to $1,328,000 as of September 30, 1998 due primarily to the increase in sales volume during the second quarter of the current fiscal year. Allowance for doubtful accounts was increased from $35,000 as of March 31, 1998 to $60,000 as of September 30, 1998.
 Deposits from customers decreased from $260,000 as of March 31, 1998 to $111,000 as of September 30, 1998 as payments were applied and additional orders were delayed (see discussion on backlog below).
 Prepaid expense increased $105,000 during the period from March 31, 1998 to September 30, 1998 due primarily to the aforementioned payment for federal income taxes, offset somewhat by expensed prepaid insurance.
 During the six months ended September 30, 1998, the Registrant acquired $90,000 of property, plant and equipment. Depreciation expense for the same period totaled $145,000 resulting in a net decrease of fixed assets of $55,000.
 Long-term debt, including the current portion decreased $48,000 during the period March 31, 1998 to September 30, 1998 as structured payments were made. There were no new borrowings during this period and the $2,000,000 available line of credit was not utilized.
 The Registrant believes its existing working capital, coupled with cash flows from operations, will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 1999.
 Other assets as of March 31, 1998 consisted primarily of an investment in a new venture involved with a high-speed Internet operation. This investment amount was reduced by approximately $35,000 during the period ended September 30, 1998. A note receivable from a principal of the entity of $100,000 plus interest is included in the balance as of September 30, 1998.
 Deferred taxes increased $39,000 from March 31, 1998 and accrued federal income taxes decreased $62,000 during the same period in recognition of timing differences between current and future tax liabilities.
 The Company, through a subsidiary, purchased 65,000 shares on the open market during the period. This transaction is treated as a Treasury Stock purchase and increased the balance from $1,649,000 as of March 31, 1998 to $1,836,000 as of September 30, 1998.
 In addition to relatively low shipments for the six months ended September 30, 1998, approximately $250,000 of orders have been canceled. The backlog of unsold orders totaled $553,000 as of September 30, 1998 compared to $2,421,000 as of March 31, 1998 and $1,846,000 September 30, 1997.
 Although management is optimistic for the future growth of the Company in the LPTV and MMDS markets, including digital and high speed Internet services, there is concern that during the remainder of fiscal 1999, the Company will continue to experience low shipments until additional funding is provided in these markets. The Registrant continues to monitor the export market in regard to currency fluctuations in order to be competitive with domestic and foreign suppliers of MMDS equipment. Management is confidant that there are adequate resources to sustain the Company, including additional development costs, until the demand for its products improves.

 The Company had a total of 65 employees as of September 30, 1998, the same as at the end of the prior quarter and one less than at March 31, 1998.
 The Year 2000 issue is the result of computer programs written using two digits rather than four to designate the applicable year. The Registrant has a single source for its mainframe software programming. It has received upgrades and has installed these upgrades that have been certified by the vendor to be year 2000 compliant. Tests have been conducted on the existing network and personal computers and the Company believes that the Year 2000 issue will neither pose significant operational problems for its computer systems nor will it have a material impact on the results of operations of the Company. While the Registrant is unaware of any Year 2000 problems with any significant suppliers or customers, there can be no guarantee that the systems of other companies, if not compliant, will not have an adverse effect on the Registrant.
 SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995
 Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital, high speed Internet, telephony and HDTV products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.
                   PART II.  OTHER INFORMATION
 ITEM 1   LEGAL PROCEEDINGS
 In prior years an individual who was an officer, director and shareholder and the Company were named as defendants in various lawsuits instituted by certain shareholders based on incidents alleged to have occurred in the early-to-mid 1980's. Of these lawsuits, all were either settled or were dismissed with prejudice and the appeal periods have expired.
 On July 7, 1995, one of the prior litigants initiated another claim against the Company and another individual who is a shareholder seeking actual damages of $700,000. In September 1995, the presiding judge in the Circuit Court of Cook County, Illinois ruled in favor of the Company to dismiss plaintiff's complaint with prejudice. It is unknown at this time whether an appeal will be taken.

 On January 16, 1997, the Registrant initiated a claim against a partnership and an individual seeking judgment in the principal amount of $2,100,000 plus interest and attorneys fees. On March 27, 1997, the parties agreed to a settlement of $2,500,000 to be paid (and which was paid) on April 3, 1997 and an additional $500,000 to be paid to the Company upon the occurrence of certain events, including a sale or material change in ownership of the obligor.
                            SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
                                 EMCEE BROADCAST PRODUCTS, INC.
 Date: November 9, 1998
                                 /s/ JAMES L. DeSTEFANO
                                 JAMES L. DeSTEFANO
                                 President/CEO

 Date: November 9, 1998          /s/ ALLAN J. HARDING
                                 ALLAN J. HARDING
                                 Vice President-Finance