Form 10QSB
period 1998-12-31
EMCEE BROADCAST PRODUCTS INC
filed 1999-02-09
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         December 31, 1998

Commission file number                                     1-6299

                  EMCEE Broadcast Products, Inc.
     (Exact name of registrant as specified in its charter)

Delaware                                                 13-1926296
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification
No.)

Registrant's telephone number, including area code:         570-443-9575

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

          Common stock, $ .01-2/3 par value - 3,982,397 shares as of February 5, 1999.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                 PAGE(S)
PART I.  FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEETS -
        December 31, 1998 and March 31, 1998                           3

CONSOLIDATED STATEMENTS OF INCOME  -
         Nine Months and three months ended December 31, 1998 and 1997 4

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Nine Months ended December 31, 1998                          5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine Months ended December 31, 1998 and 1997                 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8-11


PART II.  OTHER INFORMATION:

SIGNATURES                                                             12

NOTE:  Any questions concerning this report should be addressed to
             Mr. Allan J. Harding, Vice President-Finance.

                          PART I.  FINANCIAL INFORMATION
               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   - DECEMBER 31, 1998 and MARCH 31, 1998 -
                                 ====================================
                                  DEC 31, 1998        MARCH 31,1998
                                   Unaudited
                                 ====================================
ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents           $2,196,806          $2,529,594
 U. S. Treasury Bills                 1,768,798           2,269,549
 Accounts receivable,net of
   allowance for doubtful accts.
   Dec -$70,000/March-$35,000           566,006           1,214,651
 Inventories                          3,639,207           3,438,599
 Prepaid expenses                       423,047             115,292
 Deferred taxes                         102,000              80,000
                                     -------------------------------
   TOTAL CURRENT ASSETS               8,695,864           9,647,685
                                     -------------------------------
PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements              246,841             246,841
  Building                              617,670             618,686
  Machinery & equipment               1,963,637           1,956,085
                                     -------------------------------
                                      2,828,148           2,821,612
  Less accumulated depreciation       2,080,885           1,995,946
                                     --------------------------------
   NET PROPERTY, PLANT & EQUIPMENT      747,263             825,666
                                     --------------------------------
OTHER ASSETS                            320,983             211,450
                                     --------------------------------
NOTE RECEIVABLE                         500,000             500,000
  Less deferred portion                (500,000)           (500,000)
                                     --------------------------------
                                              0                   0
                                     --------------------------------
TOTAL ASSETS                         $9,764,110         $10,684,801
                                     ================================
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt      $95,000            $117,000
 Accounts payable                        11,665             311,424
 Accrued expenses                       312,381             333,594
 Deposits from customers                317,707             260,048
 Accrued federal income taxes                 0              61,857
                                      -------------------------------
  TOTAL CURRENT LIABILITIES             736,753           1,083,923
                                      -------------------------------

LONG-TERM DEBT,net of current portion   705,331             746,888
                                      -------------------------------
SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares           73,084              73,084
  Additional paid-in capital          3,502,092           3,502,092
  Retained earnings                   6,607,500           6,927,987
                                    ---------------------------------
                                     10,182,676          10,503,163
  Less shares held in treasury
   at cost: 401,764 shares Dec '98;
   320,764 shares Mar '98             1,860,650           1,649,173
                                   ----------------------------------
   TOTAL SHAREHOLDERS' EQUITY        8,322,026           8,853,990
                                    -------------------------------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY               $9,764,110         $10,684,801
                                    ===============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED DECEMBER  31, 1998 AND 1997
                                  (Unaudited)
                              ===========================================
                                 NINE (9) MONTHS      THREE (3) MONTHS
                               12/31/98  12/31/97    12/31/98   12/31/97
                              ===========================================
NET SALES                    $5,171,345  $6,862,949  $806,551   $2,793,857

COST OF PRODUCTS SOLD          3,738,205  4,511,260   742,439     1,758,847
                             ----------------------------------------------
GROSS PROFIT                   1,433,140  2,351,689    64,112     1,035,010
                             ---------------------------------------------
OPERATING EXPENSES:
  Selling                        875,439   1,106,492  253,559       333,366
  General and administrative     895,820     847,175  336,062       285,040
  Research and development       301,993     265,139   94,785        76,630
                             ----------------------------------------------
     TOTAL OPERATING EXPENSES  2,073,252   2,218,806  684,406       695,036
                             ----------------------------------------------
INCOME (LOSS) FROM OPERATIONS  (640,112)     132,883 (620,294)      339,974
                             ----------------------------------------------
OTHER INCOME (EXPENSE) , NET:
  Interest expense              (57,511)    (64,927)  (15,944)     (21,203)
  Interest income               181,353     186,099    53,422       62,547
  Gain of sale of investment
    securities                              277,324
  Other                          25,783      17,580    20,241       5,777
                             ----------------------------------------------
TOTAL OTHER INCOME, NET         149,625     416,076    57,719      47,121
                             ----------------------------------------------
NET INCOME (LOSS) BEFORE
  INCOME TAXES                 (490,487)    548,959  (562,575)    387,095
INCOME TAX EXPENSE (BENEFIT)   (170,000)     90,000  (186,000)     82,600
                             ----------------------------------------------
NET INCOME (LOSS)             $(320,487)   $458,959 $(376,575)   $304,495
                             ==============================================
COMMON SHARE AND COMMON
SHARE EQUIVALENT OUTSTANDING
   Basic                      4,015,457   4,152,853  3,995,723   4,122,806
                              ==============================================
   Diluted                    4,015,457   4,152,853  3,995,723   4,122,806
                             ==============================================
EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT
  Basic                          $(.08)        $.11    $(.09)         $.07
                            ===============================================
  Diluted                        $(.08)        $.11    $(.09)         $.07
                            ==============================================

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)

                            ADDITIONAL
           COMMON STOCK       PAID-IN    RETAINED    TREASURY STOCK
          SHARES    AMOUNT   CAPITAL   EARNINGS   SHARES AMOUNT     TOTAL
BAL
3/31/98
        4,384,161 $73,084 $3,502,092 $6,927,987 320,764($1,649,173)$8,853,990

TREASURY
STOCK
PURCHASED                                       81,000   (211,477)  (211,477)

NET LOSS
FOR THE
PERIOD                                (320,487)                     (320,487)
        ----------------------------------------------------------------------
BAL
12/31/98
       4,384,161 $73,084 $3,502,092 $6,607,500 401,764 ($1,860,650)$8,322,026
       ======================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE (9) MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                       =============================
                                              NINE (9) MONTHS
                                         12/31/98      12/31/97
                                       =============================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                      $(320,487)     $458,959
 Adjustments:
  Depreciation                            204,930       202,770
  Provision for doubtful accounts          36,454        40,244
  (Increase) decrease in:
  Accounts receivable                     612,191      (708,371)
  Inventories                            (200,608)      299,417
  Prepaid expenses                       (307,755)      188,257
  Deferred taxes                          (22,000)
  Other assets                           (109,533)      106,461
 Increase (decrease) in:
  Accounts payable                       (299,759)          269
  Accrued expenses                        (21,213)      (41,870)
  Deposits from customers                  57,659       232,562
  Accrued income taxes                    (61,857)     (434,915)
                                       ---------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                (431,978)      343,783
                                       ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and
       equipment                         (126,527)      (22,844)
 Purchase of U. S. Treasury Bills      (3,400,000)   (3,093,722)
 Proceeds from maturities of U.S.
   Treasury Bills                       3,900,751     3,100,000
 Note Receivable                                      2,500,000
                                        --------------------------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                               374,224     2,483,434
                                        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long Term Debt:
  New borrowings                                         70,000
  Payments                                (63,557)      (89,751)
  Stock award issued                                     39,440
  Acquisition of company stock           (211,477)     (311,295)
                                       --------------------------
NET CASH USED IN FINANCING ACTIVITIES    (275,034)     (291,606)
                                       --------------------------
NET INCREASE (DECREASE) IN CASH          (332,788)    2,535,611

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                               2,529,594       681,335
                                       ---------------------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                           $2,196,806      $3,216,946
                                      ============================
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the period:
   Interest Expense                      $52,132         $49,490
                                     =============================
   Income Taxes                         $242,560        $490,000
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

    2. The results of operations for the three month and nine month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

    3. At December 31, 1998, cash equivalents included $1,713,865 invested in a money market portfolio.

    4.  INVENTORIES consisted of the following:

                                      December 31,1998       March 31, 1998
                                        (UNAUDITED)

FINISHED GOODS                          $    139,000         $   454,000
WORK-IN-PROCESS                              731,000             777,000
RAW MATERIALS                             1, 308,000           1,323,000
MANUFACTURED COMPONENTS                    1,461,207             884,599
                                        ---------------------------------
                                        $  3,639,207         $ 3,438,599
                                        =================================

        Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

    5. EARNINGS PER SHARE. Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended
December 31, 1998 and 1997 because the assumed exercise of the options would be anti- dilutive.

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1998 totaled $807,000, a 71% decrease from the quarter ended December 31, 1997 as demand for the Company's products continues to erode. Net sales for the nine months ended December 31, 1998 amounted to $5,171,000 or a decrease of 25% compared to the first nine months ended December 31, 1997.

Foreign sales for the for the quarter ended December 31, 1998 equaled $540,000 or 67% of total shipments for the quarter. Foreign sales for the first nine months of fiscal 1999 totaled $2,561,000 or 50% of total shipments.

Domestic demand remains low as operators in the Multichannel Multipoint Distribution Services (MMDS) do not have the funding capabilities and the new digital technology has not been widely implemented. Foreign sales, which represent a majority of the sales for the first three quarters of fiscal 1999, have been severely hampered by the political and economic upheavals occurring worldwide.

The Registrant is optimistic in that its range of products developed for the digital television, high-speed Internet and High Definition Television (HDTV) industries will be in demand, however, cautions that the demand will not develop until mid to late calendar 1999.

Gross profit for the three months ended December 31, 1998 totaled $64,000 or 8% of net sales compared to $1,035,000 or 37% of net sales for the quarter ended December 31, 1997. The low sales volume for the current quarter resulted in the low gross profit. Gross profit for the first nine months of fiscal 1999 accumulated $1,433,000 (28% of net sales),a reduction of $919,000 (39% of net sales) from the first nine months one year ago.

Total operating expenses of $684,000 for the quarter ending December 31, 1998 increased total operating expenses year-to-date to $2,073,000. This total was $146,000 or 7% less than total operating expenses for the first nine months one year ago.

Selling expenses totaled $875,000 for the first three quarters of fiscal 1999 compared to $1,106,000 for the like period one year ago. Cost controls initiated over a year ago, as management had foreseen the downturn in demand of products, were evident in reduced expenses in volume related costs such as salaries and commissions, but in other expenses also. Shows and convention expense were reduced $83,000 for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Advertising expense was reduced $31,000 and travel expense by $25,000 during the first three quarters ended December 31, 1998 compared to the same period one year earlier.

Although cost controls were also implemented in General and Administration expenses and indeed these controls were successful in reducing certain General and Administrative expenses for the quarter and nine months ended December 31,

1998, the total expenses of $336,000 for the quarter and $896,000 for the nine months exceeded the comparable amounts one year ago of $285,000 and $847,000 for the quarter and year-to-date amounts, respectively, as the Registrant expended approximately $60,000 in the third quarter of fiscal 1999 to evaluate a merger with a third party. A determination was made by management and consultants that the offer was inadequate.

In addition, the Company has expended approximately $15,000 during the nine months ended December 31, 1998 in the high speed Internet domain.

The Company has made an exception to reducing expenses in respect to research and development expense as the amounts totaled $95,000 for the quarter ended December 31, 1998,an increase of 24% over the quarter ended December 31, 1997 and increased the amount for the nine months ended December 31, 1998 to $302,000, an increase of 14% over the same period one year ago. The third quarter and year-to-date ending December 31, 1997 contained a credit of $20,000 for non-recurring engineering (NRE) paid for by a customer. The Registrant will continue to expend monies in research and development to maintain its leadership position in MMDS, HDTV and high speed Internet products.

A loss from operations was incurred of $620,000 for the third quarter and $640,000 for the nine months ending December 31, 1998 compared to income from operations of $340,000 for the three months and $133,000 for the nine months ended December 31, 1997.

Interest expense of $16,000 for the third quarter and $58,000 for the first nine months of fiscal 1999 was more than offset by interest income of $53,000 and $181,000 for the same periods, respectively. The comparable amounts one year ago were interest expense of $21,000 and $65,000 and interest income of $63,000 and $186,000, respectively. The reductions of all these amounts was due primarily to the reduction in interest rates in 1998 compared to 1997.

Other income of $20,000 for the quarter ended December 31, 1998 was principally $20,000 of deposits forfeited by customers on canceled orders and increased other income to $26,000 for the nine months ended December 31, 1998 compared to $18,000 for the first nine months ended December 31, 1997. The nine month period of fiscal 1998 included a gain on the sale of an investment that the Company held in a Wireless Cable company resulting in total other income (net) for the first nine months of $416,000.

Income tax provision of $83,000 for the quarter and $90,000 for the nine months ended December 31, 1997 compared to tax benefits of $186,000 for the quarter and $170,000 for the nine months ended December 31, 1997. The former decreased net income to $304,000 ($.07 per share of outstanding common stock) for the quarter ended December 31, 1997 and $459,000
($.11 per share of outstanding common stock) for the nine months ended December 31, 1997. The latter decreased the net loss to $377,000 for the quarter ($.09 loss per share of outstanding common stock) and $320,000 for the nine months ended December 31, 1998 ($.08 loss per share of outstanding common stock). Federal income tax provsion (benefits) for all periods under consideration are less than "expected percent" due to additional tax credit and benefits from a Foreign Sales Corporation (FSC) formed in April 1995. There are no state taxes for these periods since all profitable companies in the consolidated group are domiciled in states which do not impose income taxes.

Cash and cash equivalents (which consisted primarily of money market funds) decreased $333,000 from March 31, 1998 to December 31, 1998 and U.S. Treasury bills were decreasedfrom $2,270,000 at March 31, 1998 to $1,769,000 as of December 31, 1998 due primarily tothe low sales volume for the nine months period ended December 31, 1998.

Accounts receivable, net of allowances for doubtful accounts decreased from $1,215,000 as of March 31, 1998 to $566,000 as of December 31, 1998 also due to the low sales volume.

The balance of inventories increased $201,000 during the period March 31, 1998 through December 31, 1998. Although inventory purchases have been curtailed during this period, production has been continuing, resulting in an increase in manufactured products of $577,000 during this period. (See further discussion on personnel).

Prepaid expenses increased from $115,000 as of March 31, 1998 to $423,000 as of December 31, 1998 due to income tax benefits arising from the net loss for the nine month period ended December 31, 1998, less approximately $35,000 of a reduction for prepaid insurance and prepaid show expense balances for the same periods.

Deferred taxes increased to $102,000 as of December 31, 1998 from a balance of $80,000 as of March 31, 1998 due to an increase in the net deferred tax asset. There was no amount shown for accrued federal income taxes as of December 31, 1998 compared to $62,000 as of March 31, 1998 due to the net loss.

The Company acquired $127,000 of fixed assets during the period of March 31, 1998 through December 31, 1998. Depreciation of $205,000 net of the acquired fixed assets reduced net property, plant and equipment to $747,000 as of December 31, 1998 versus $826,000 as of March 31, 1998.

Other assets consists primarily of EMCEE's investment in a high speed Internet system. Included in this balance is a note receivable of $100,000 plus interest due from a principal in this new venture.

Accounts payable of $12,000 as of December 31, 1998 compared to $311,000 as of March 31,1998 is a further indication that management has greatly reduced purchase of inventories.

The change in accrued expenses from $334,000 as of March 31, 1998 to $312,000 as of December 31, 1998 was minor and due to timing changes in accruals.

Deposits from customers increased $58,000 as of December 31, 1998 compared to March 31,1998.

Debt payments of $64,000 made during the nine months ending December 31, 1998 reduced long-term debt, including the current portion, from $864,0000 as of March 31, 1998 to $800,000 as of December 31, 1998.

The Registrant believes its working capital, coupled with cash flows from operations, will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 1999. The Company also has an available line of credit of $2,000,000.

The Company, through a subsidiary, purchased a total of 81,000 shares of Company stock during the period of March 31, 1998 through December 31, 1998 at a total cost of $211,000.

In addition to the low sales volume during the first nine months of fiscal 1999 $490,000 of backlog was canceled resulting in a backlog of $1,171,000 as of December 31, 1998. The Company is cautiously optimistic that new orders will increase in the next three months and that orders for high speed Internet service, HDTV and MMDS, both domestic and foreign will commence in mid calendar 1999.

The Registrant has retained Howard, Lawson & Co., an investment banker, to advise the Company concerning various strategic alternatives to its wireless communications business. Management anticipates that the plan will be presented and decisions on the plan will be completed before the end of the fourth quarter of fiscal 1999.

In addition to reducing operating expenses, the Company has initiated reduced hours worked by employees and/or a reduction in salary expenses that commenced in December 1998 and will continue until order demand improves. Management is confident that it has the resources to sustain business until the market improves.

The Company had a total of 65 employees as of December 31, 1998, the same as at the end of the prior quarter and one less than at March 31, 1998.

The Year 2000 issue is the result of computer programs written using two digits rather than four to designate the applicable year. The Registrant has a single source for its mainframe software programming. It has received upgrades and has installed these upgrades that have been certified by the vendor to be year 2000 compliant. Tests have been conducted on the existing network and personal computers and the Company believes that the Year 2000 issue will neither pose significant operational problems for its computer systems nor will it have a material impact on the results of operations of the Company. Management is aware that a segment of shipments need corrective software to function after the year
2000. These modifications will be implemented in the second quarter of calendar 1999. These modifications will not have a material impact on either time or expense. While the Registrant is unaware of any Year 2000 problems with any significant suppliers or customers, there can be no guarantee that the systems of other companies, if not compliant, will not have an adverse effect on the Registrant.

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







                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             EMCEE BROADCAST PRODUCTS, INC.


Date: February 9, 1999       /s/ JAMES L. DeSTEFANO
                             ---------------------------
                             JAMES L. DeSTEFANO
                             President/CEO


Date: February 9, 1999      /s/ ALLAN J. HARDING
                            ----------------------------
                             ALLAN J. HARDING
                             Vice President-Finance