Form 10KSB
period 1999-03-31
EMCEE BROADCAST PRODUCTS INC
filed 1999-06-29
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-KSB
(Mark One)

   X               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
 ------            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                         For the fiscal year ended March 31, 1999
 -------           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934 [No Fee
                   Required]
                         For the transition period from _________
                         _________________ to ___________________
                  Commission file number 1-6299
                  EMCEE BROADCAST PRODUCTS, INC.
          (Name of small business issuer in its charter)
             DELAWARE                       13-1926296
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    Number)
 SUSQUEHANNA STREET EXTENSION,
  PO BOX 68, WHITE HAVEN, PA                  18661-0068
(Address of principal executive                (Zip Code)
 offices)
Issuer's telephone number: (570) 443-9575
Securities registered under Section 12(b) of the Exchange Act:
Title of each class:                 Name of each exchange on which
                                               registered:
        Common                     NASDAQ National Market

Securities registered under Section 12(g) of the Exchange Act:
                               None
                         (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                        Yes   X    No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __
State issuer's revenues for its most recent fiscal year, $5,895,567.
The aggregate market value of the voting stock held by non-affiliates of the Registrant is $7,521,680 computed by reference to the closing bid price of the stock at June 24, 1999. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                CLASS                  OUTSTANDING AT JUNE 24, 1999
Common stock, par value $.01-2/3              3,760,840
 per share
               DOCUMENTS INCORPORATED BY REFERENCE

          Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 1999.
Transitional Small Business Disclosure Format (Check One)
                                        Yes      ;  No   X

                  EMCEE BROADCAST PRODUCTS, INC.
                           FORM 10-KSB
                 FISCAL YEAR ENDED MARCH 31, 1999
                        TABLE OF CONTENTS
PART I.
ITEM 1.   DESCRIPTION OF BUSINESS                       1
ITEM 2.   DESCRIPTION OF PROPERTY                       6
ITEM 3.   LEGAL PROCEEDINGS                             7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                              8
PART II.
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                           8
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                          9
ITEM 7.   FINANCIAL STATEMENTS                         27
ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES      27
PART III.
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT            28
ITEM 10.  EXECUTIVE COMPENSATION                       28
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                        28
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                 28
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K             29
          SIGNATURES                                   31
                                       PART I
ITEM 1.  DESCRIPTION OF BUSINESS
          The Registrant (sometimes alternatively referred to in this report as the Company or EMCEE) is a corporation, organized and existing under the laws of the State of Delaware, having been incorporated in 1960.
          The Registrant is engaged principally in the manufacture and sale of Multichannel Multipoint Distribution Service (MMDS) microwave transmitters and related equipment for the wireless cable industry and low power television
(LPTV) transmitters and related equipment for the television broadcast industry. These principal products are distributed primarily through the Registrant's sales staff and independent representatives, with most sales occurring in the commercial, educational and private television system markets. The Registrant also provides all services relative to the design, procurement and installation of television broadcast stations, with the exception of licensing submissions.
          For more than the past three years, the Company's primary sales and marketing focus has been on the wireless cable industry. While the Company was also involved in the manufacture and sale of products to the LPTV market during the same period of time, LPTV product sales have been overwhelmingly subordinate to the Company's MMDS products. The Company anticipates that its MMDS sales will continue to dominate in both domestic and foreign markets.
          At March 31, 1999, the Registrant employed 45 people, of whom 43 were full time employees.
          The Registrant has a variety of raw material sources available to conduct its present business. However, substantial periods of lead time for delivery are sometimes experienced by the Registrant, making it necessary to inventory varied quantities of materials.
          Significant portions of the Registrant's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition, the timing of these contracts relate to economic and regulatory developments over which the Registrant has little or no control.
          In fiscal year 1999, purchases by the United States government constituted, in the aggregate, $718,000, or approximately 12.2% of the Company's net sales. Although these purchases were significant in both amount and as a percentage of sales, the Company is not dependent on the federal government for future sales.
          The Registrant's principal suppliers are Andrew Corporation, Scientific Atlanta, Inc. and Microwave Filter Company, Inc.
          Substantially all of the Registrant's domestic products must receive Federal Communications Commission (FCC) approval prior to being marketed and sold. As of the date of this report, the Registrant is awaiting approval of a TTV 500ES 500 watt VHF transmitter and a TTS100DS 100 watt digital transmitter
(MMDS).
     While FCC regulations can have an effect on the demand for the Registrant's domestic products, the Registrant does not presently know of any existing governmental regulation and does not anticipate any probable governmental regulation which would have a material effect on its business. However, recently issued FCC regulations concerning high definition television
(HDTV) may, for an interim period ending as early as 2006, have created a temporary market for a 2.5 kilowatt UHF transmitter developed by the Registrant and an unaffiliated entity which will facilitate the simulcasting of HDTV and ordinary television signals. In fact, in April 1999, the Company exhibited this transmitter at the annual National Association of Broadcasters Convention and sold the first unit in fiscal year 1999.
          Through a subsidiary, the Registrant is involved in a joint venture with another entity to provide wireless high speed Internet access. Wireless high speed Internet access involves connecting to the Internet using MMDS transmitters. Although more expensive than traditional telephone Internet access, wireless high speed Internet access technology, like its name suggests, enables the user to access and utilize the Internet much faster than through the telephone, so much so that a user can download information and data from the Internet approximately 47 times faster than can be done using a regular telephone modem. While the joint venture is not presently selling this service to consumers or businesses, an application for experimental 2-way service in Utah has been approved by the FCC. If this business eventually proves successful, the Registrant will seek to become involved in providing the service to other areas of the United States as well.
          By way of a partially owned subsidiary, EMCEE Broadcast Products (Chengdu) Company, Ltd., and an agreement with an independent Chinese company, the Registrant is seeking to increase sales in China. At present, the Registrant sells both companies MMDS transmitter assembly kits. Eventually, the Registrant hopes that these companies will be able to carry out approximately 40% of the manufacturing process. However, due to current competitive conditions in China, sales results thus far have been less than initially expected.
          The amount of money spent on the Registrant's research and development activities in fiscal years 1998 and 1999 was, respectively,$377,557 and $422,426. An additional $20,000 and $9,000 of research and development costs were funded by customers in fiscal years 1998 and 1999, respectively.
          In the MMDS industry, the Registrant occupies a strong position among its competitors. However, the Company has been experiencing significant pricing pressures in the MMDS industry, primarily as a result of a reduction in demand for MMDS products, both domestically and internationally.
          The primary methods of competition in the Registrant's industry are product pricing, the ready availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.
          There has been no material effect on the Registrant as a result of compliance with federal, state or local environmental laws.

          The Registrant's principal corporate logos, EMCEE and EMCEE Broadcast Products, are registered in the United States Patent and Trademark Office and are used by the Registrant pursuant to a license with its wholly owned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, the Registrant also uses the trademark, Site Lock, which is a mark associated with a product sold by the Registrant that enhances picture quality for MMDS systems in close proximity to systems operating on the same frequency, and utilizes a patent for a solid state S-band transmitter.
ITEM 2.  DESCRIPTION OF PROPERTY
          The Registrant conducts operations at its facility located on 25 acres, which the Registrant owns, in White Haven, Pennsylvania.
          The building was constructed specifically for the Registrant in 1968 and consists of approximately 27,000 square feet, with the majority of the area devoted to manufacturing. The front portion of the building, consisting of two floors, houses administrative, engineering and sales offices. The land, building and improvements are well maintained and in good condition.
          The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, First Union National Bank. These encumbrances secure the Registrant's working line of credit, mortgage loan and two term loans with the lender. As of the date of this report, the aggregate principal balance of these encumbrances is $752,422.
          Presently, the Registrant also leases a warehouse in White Haven, Pennsylvania, in which it stores equipment and archival documents.
ITEM 3.  LEGAL PROCEEDINGS
          There is no information relevant to the Registrant which must be disclosed under this Item 3.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1999.
                             PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          The NASDAQ National Market is the principal market on which the Registrant's common stock is traded.

MARKET INFORMATION
STOCK PRICE
          The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:

                  FISCAL YEAR 1999                   FISCAL YEAR 1998
QTR ENDED: JUNE 30  SEPT 30  DEC 31  MAR 31  JUNE 30  SEPT 30  DEC 31  MAR 31
(BID) HIGH $2.875   $1.438   $1.219  $2.375  $4.25   $4.375   $4.375   $3.25
(BID) LOW  $2.875   $1.125   $1.125  $2.125  $1.97   $2.03   $2.625   $2.813
          The above high/low bid information was obtained from the NASDAQ Stock Market, Inc.
HOLDERS
          At March 31, 1999, the number of holders of the Registrant's common stock was 1,543.
DIVIDENDS
          No dividends were declared during fiscal year 1998 or fiscal year 1999. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE  SECURITIES LITIGATION
REFORM ACT OF 1995:
          Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the Multichannel Multipoint Distribution Service (MMDS) or Low Power Television (LPTV) industries, demand for the Company's products both domestically and internationally, the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and Internet products), technological changes, economic conditions(both foreign and domestic), litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

          Net sales totaled $5,896,000 for the fiscal year ended March 31, 1999, a decrease of 35.8% compared to the fiscal year ended March 31, 1998. This downward trend in sales has continued since fiscal year 1995 as funding for domestic sales has decreased and currency, economic and political problems have had a detrimental effect in the international market. Included in the prior year's sales of $9,188,000 was a non-recurring cancellation fee of $218,000 net of direct costs which represented 2.4% of total sales. The Company required a cancellation fee for this foreign contract because the Company incurred certain direct costs (included in cost of sales), which otherwise would not have been necessary.
          Domestic demand has weakened as operators in the Multichannel Multipoint Distribution Service (MMDS) have received so little new financing that several had to declare bankruptcy and/or merge with other operators. Domestic sales for the year ended March 31, 1999, of which approximately 82% was to the MMDS industry, totaled $2,904,000 (or 49% of total sales) compared to domestic sales of $3,625,000 (or 39% of total sales) for the fiscal year ended March 31, 1998.
          Foreign shipments, which were expected to keep the Company profitable until several new products were introduced to the market, decreased from $5,563,000 for fiscal 1998 to $2,992,000 for fiscal 1999. Unlike the domestic market, the demand for EMCEE equipment is high in the foreign markets; however, the collapse of currency values, especially in the Pacific Rim countries, and the concomitant political crisis decreased the ability to complete sales.
          The Registrant has historically been dependent on foreign sales for more than half of total shipments. Foreign shipments comprised 51%, 61% and 56%of total sales for fiscal years 1999, 1998 and 1997. The composition of those shipments to the following geographic regions is as follows:

       Region                     1999*           1998*         1997*
------------------------------------------------------------------------
Asia/Pacific Rim                 $1,015        $2,118          $2,689
Middle East                        $372          $479          $2,113
South America                      $140          $893            $686
North America                      $368          $573            $377
Central America                    $102          $427             $91
Caribbean                          $423           $11             $52
Europe                             $365          $249            $182
Africa                              $52          $206            $137
Other                              $155          $607            $729
                                ---------------------------------------
                                  $2,993       $5,563          $7,056

*Based on customers having $10,000 or more of sales; amounts in thousands

          Gross profit on foreign sales have historically carried higher gross profit margins than domestic sales. The gross profit for fiscal 1999 amounted to $768,000 or 57% of total gross profit. Comparable gross profit margins as a percent of total gross profit for prior fiscal years were 67% for fiscal 1998 and 55% for fiscal 1997.

          The largest customer for fiscal 1999 included several divisions of a Federal government contract which totaled $718,000 or 12% of total sales and was for low power transmitters of a special design. No single foreign customer aggregated more than 5.6% of total sales. It is significant that there were no large single foreign contracts (i.e. in excess of $375,000) for fiscal 1999.
          The Company has reason to believe that foreign shipments will increase in fiscal 2000 (year ended March 31, 2000) as foreign economies recover. While the domestic market for MMDS television transmitters is not expected to improve, the Registrant has developed products for high speed Internet and High Definition Television (HDTV) which it believes will produce sales volume in fiscal 2000 to provide a budgeted profit margin.
          Wireless transmission of high speed Internet communications has been proven to have significant cost advantages over other high speed methods. The Company has invested and plans to continue to invest in high speed Internet providers to control and promote this relatively new service.
          HDTV will provide a strong demand for a low cost low power television transmitter to provide simulcast of analog and digital transmissions as required by the Federal Communications Commission(FCC) regulations. The Company's TTU2500HD transmitter, which uses digital protocol, was well received at the National Association of Broadcasting Convention held in April of 1999.
          Gross profit for the fiscal year ended March 31, 1999 totaled $1,352,000, a decrease of 55.9% from the prior year. Besides the reduction due to the reduced sales volume, this reduction in sales produced additional unfavorable manufacturing variances of $716,000 for fiscal 1999 compared to unfavorable manufacturing variances of $394,000 for fiscal 1998. The standard margin percent (Net Sales Minus Standard Cost) for equipment and O.E.M. shipments for the year ended March 31, 1999 was at 35.1% which was nominally less than the 35.3% standard margin percent for the year ended March 31, 1998. A cancellation fee of $240,000 ($218,000 net of direct costs) included in the prior year sales and the higher manufacturing variances for the current year, reduced gross profit as a percent of sales from 33.4% for fiscal 1998 to 22.9% for fiscal 1999. Original equipment manufactured by others, or O.E.M., in which the Registrant does not add value, carry significantly lower margin percentages. Sales of O.E.M. totaled $894,000 (15% of total sales) for fiscal 1999 and $1,811,000 (20% of total sales) for fiscal 1998.
          The Company has continued to control costs during the period of decreasing sales. Total operating expenses were $2,572,000 for fiscal 1999 compared to $2,886,000 for fiscal 1998. Selling expense totaled $997,000 for the year ended March 31, 1999, a decrease of $413,000 or 29% from the amount of $1,410,000 for the year ended March 31, 1998. General and administrative expense increased $53,000 and research and development costs increased 12% to $422,000 for the year ended March 31, 1999 compared to the year ended March 31, 1998.
          The decrease in selling expenses is a continuation of cost controls initiated in fiscal 1997 as management recognized the decrease in demand for its products. Salaries and salary related expense (including commissions) were reduced by $180,000; shows and conventions by $106,000; sales travel by $44,000 and advertising by $25,000 for the fiscal year 1999 compared to the prior fiscal year.
          General and administrative expense totaled $1,152,000 for the year ended March 31, 1999 compared to $1,099,000 for the year ended March 31, 1998. Legal and related fees for the fiscal year 1999 totaled $170,000 compared to $70,000 for fiscal year 1998. Included in this total for the most recent year was approximately $80,000 expended to evaluate a merger initiated by a third party. A determination was made by management that the offer was inadequate. An additional amount of approximately $25,000 was used for evaluating the Registrant's plans for expansion into high speed Internet services.
          Other than the forgoing legal and related expense, reductions were achieved in all major general and administrative expenses with the exception of computer expenses which increased $20,000 (54%) compared to fiscal 1998 due primarily to the costs associated with Y2K preparedness and virus defensive software.
          Research and development expenses totaled $422,000 for the year ended March 31, 1999, an increase of $45,000 or 12% over the expense for the year ended March 31, 1998. Although expenses in the prior year contained a credit of $20,000 for expense recovered for non-recurring engineering (NRE) from a customer versus $9,000 credit in the latter fiscal year, the Company has committed to additional expenditures in order to remain competitive for the emerging technology in HDTV and MMDS (including high speed Internet products).
          A loss from operations of $1,220,000 resulted for the twelve months ended March 31, 1999 compared to income from operations of $183,000 for the same period one year ago.
          Interest expense for the year ended March 31, 1999 amounted to $72,000 compared to $84,000 for the prior year as total long-term debt, including the current portion, was reduced from $864,000 as of March 31, 1998 to $768,000 as of March 31, 1999.
          Interest income totaled $227,000 for fiscal 1999, a decrease of $33,000 from fiscal 1998 due to a decrease in both the amount of funds available for investment in Treasury Bills and money markets and in interest rates received.
          For the year ended March 31, 1998, a gain on the sale of the Company's remaining investment in a Company involved in wireless television communications was sold for a gain of $277,000.
          In the year ended March 31, 1999 other income, which was comprised primarily of cancellation fees on canceled orders of $43,000 and equipment rental fees of $10,000 (offset by approximately $3,000 on a loss on a conversion of US dollars to French Francs), netted $48,000 compared to other income of $25,000 for the year ended March 31, 1998.
          This net other income of $204,000 for the twelve months ended March 31, 1999 decreased net loss before federal income tax benefit to $1,015,000 compared to net income before federal income taxes expense of $662,000 for the twelve months ended March 31, 1998.
          A tax benefit for fiscal 1999 amounted to $433,000 and reduced the net loss to $583,000 or $(.15) per share of stock outstanding both for basic and diluted shares. A tax accrual of $146,000 for the fiscal year ended March 31, 1998 reduced net income to $515,000 or $.12 cents per share of outstanding stock for basic and diluted shares.

          Additional taxes were levied by the Internal Revenue Services for examination of the prior years Foreign Sales Corporation (FSC) and approximately $54,000 was paid in fiscal 1999. As this amount has been accrued in fiscal 1998, no additional adjustments were necessary.
          There is no state tax liability for periods under review since all profitable companies in the consolidated reporting group are domiciled in jurisdictions that do not impose income taxes.
          Selected financial data by quarter for the year ended March 31, 1999 and 1998 is as follows:
                   1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
                  1999     1998   1999   1998   1999   1998    1999     1998
                         (Thousands of Dollars, except per share amounts)
               -------------------------------------------------------------
Net Sales      $2,199  $1,823   $2,166  $2,246  $807  $2,794   $724   $2,235
Gross
  profit(loss)   $656    $498     $713    $818   $64  $1,035   ($81)    $718
Net income(loss)  $16     $20      $40    $134 ($377)   $305  ($262)     $56
Per Share:
Basic             Nil    $.01     $.01    $.03   $(.09) $.07   $.07    $  01
Diluted           Nil    $.01     $.01    $.03   $(.09) $.07   $.07     $.01
Net Income        $16     $20      $40    $134   ($377) $305  ($262)     $56

          Currency valuation changes decreased foreign sales commencing in the third quarter of fiscal 1999 and coupled with the inability of funding projects for our core business in the MMDS industry, resulted in the decrease in shipments in the third and fourth quarter.
IMPACT OF YEAR 2000
          The Registrant has had annual maintenance agreements with its primary hardware and software vendors which includes a warranty that these systems will be Year 2000 compliant. Approximately $37,000 was expended in both years under discussion for the maintenance coverage. In addition, the Company utilized software programs in fiscal 1999 costing less than $1,000 which, in management's opinion, will ensure Year 2000 compliance for personal computers and inter and intra-communications equipment. All costs have been expensed as incurred.
          Contingency plans for the Year 2000 related interruptions are being developed and will include, but not limited to, the development of emergency backup and recovery procedures, the staffing of a centralized team to react to unforseen events, replacing electronic applications with mutual processes, identification of alternate suppliers and increasing raw material and finished goods inventory levels. The potential failure of a power grid or public telecommunication system, particularly internationally, will be considered in our contingency planning. All plans are expected to be completed by the end of the second quarter in calendar year 1999.
Liquidity and Capital Resources
          The Company believes that the domestic demand for MMDS television transmitters will be almost non-existent for the fiscal year 2000 due to the transition of this spectrum to high speed Internet and telephony service. However, the application of high speed Internet service using the same type of digital equipment will have a favorable impact on product demand in the latter parts of calendar year 1999.
          The Registrant has developed products for the HDTV transition as promulgated by the FCC which requires domestic television stations to transmit a digital signal by the year 2006.
          Foreign shipments for both analog and digital transmitters for MMDS service is anticipated to increase in the next several quarters as foreign countries are stabilizing the economic and currency abnormalities.
          Finally, the Company has invested and is planning to increase investments in the high speed Internet providers industry which it believes has potential for profitable returns as is indicated by the recent purchase of MMDS spectrum by such corporations as MCI WorldCom and Sprint.
          The Company's cash requirements were satisfied in fiscal 1999 from cash on-hand and customer deposits. These funds were sufficient to met the Company's working capital requirements and required debt payments. Along with the mortgage and equipment loans of $768,000, the Company has an available line of credit of $2,000,000 from its primary lending institution. The line has not been utilized since 1993.
          The Registrant was in violation of two covenants with its primary lending institution as of March 31, 1999. One covenant requires the Registrant to maintain a cash flow to debt service coverage ratio of 3.00 to
1.00. The debt service coverage ratio as of March 31, 1999 was (3.39). In addition, this loan agreement requires the Company to obtain the Institution's written consent prior to investing in or making payments to third parties other than in the normal course of business. During fiscal year 1999 the Registrant made advances to two affiliated third parties for a total of $514,000 without such consent. The Registrant received notice of waiver of the loan covenant violations that occurred in fiscal 1999.
          Cash and cash equivalents decreased $957,000 to $1,572,000 as of March 31, 1999 compared to March 31, 1998. Treasury Bills totaled $1,776,000 as of March 31, 1999, a decrease of $494,000 from the date one year earlier. Funds from cash, cash equivalents and T-Bills were used in part to invest in high speed Internet companies which are included in other assets and total $384,000. Also included in this category is a note receivable and accrued interest of $107,000 due from a principal of one of the partners in the investment enterprise and organization costs of subsidiaries of less than $1,000. The note receivable, which bears interest at 1/2% above the prime rate as published by the Wall Street Journal, is collateralized by a security interest of a 30% ownership interest in a limited liability corporation (LLC). The note receivable and related interest is due June 2000. If there is a major refinancing of the LLC or a change in the borrower's ownership interest in the LLC the note receivable and related interest is due immediately.
          Accounts receivable totaled $603,000 as of March 31, 1999, down approximately 50% from the balance at March 31, 1998 due to reduction of shipments. In the fourth quarters, the Company had shipments of $2,235,000 for the fourth quarter of fiscal 1998 versus $724,000 for the fourth quarter of fiscal 1999.
          Approximately $31,000 of accounts receivable was charged to bad debt expense in fiscal 1999 compared to $25,000 for the previous fiscal year. Reserves for doubtful accounts at March 31, 1999 is $35,000, the same as at March 31, 1998. The Company performs ongoing credit evaluations of its customers and typically requires deposits and a letter of credit on its foreign sales and deposits on its domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.
          Inventories increased from $3,439,000 as of March 31, 1998 to $3,523,000 as of March 31, 1999 Effective February 1, 1998, inventories, which are based on standard costs, were increased to reflect higher labor and overhead rates resulting in an increased valuation of $157,000 (4%) valuation.
     Prepaid expenses as of March 31, 1999 which totaled $661,000 included an amount of $582,000 for federal tax credits, $20,000 of prepaid insurance; $26,000 prepaid software maintenance and $26,000 prepaid convention expense. Prepaid expenses as of March 31, 1998 totaled $115,000 with the federal tax benefit amount being the major difference. Deferred income taxes totaled $132,000 as of March 31, 1999 compared to $80,000 for March 31, 1998, the difference due to timing of the federal tax liability.
          Property, plant and equipment, net after accumulated depreciation, decreased $94,000 from March 31, 1998 to March 31, 1999. Additions for the fiscal year totaled $180,000, which included $85,000 of inventory that was and will continue to be used for demonstration purposes. Depreciation and amortization expense was $274,000 for the twelve months ended March 31, 1999 or $10,000 more than the previous twelve month period.
          Other assets increased from $211,000 as of March 31, 1998 to $492,000 as of March 31, 1999. As detailed in its 10KSB of March 31, 1998, the Company had invested $210,000 in a limited liability company (LLC) as of March 31, 1998 which was formed to operate a high speed Internet system. This investment was temporarily increased in fiscal 1999 to $470,000 and, as of March 31, 1999 totaled $130,000 which represents a ten percent equity ownership of the LLC. The Registrant also invested $254,000 in another LLC formed to operate a high speed Internet system. In this LLC, the Registrant is a 50% owner; however, operations are not expected to commence until calendar year 2000. These investments (done through a subsidiary) are the beginning of the Company's planned entry into the operation of high speed Internet systems nationwide.
          The balance of other assets as previously mentioned, include a note receivable plus interest and unamortized organization costs.
          Note receivable and accrued interest of $510,000, which is offset by a like amount, increased by $10,000 for interest accrued as of March 31, 1999. The note receivable is fully reserved because it has no definite maturity and there is no reasonable basis to evaluate the likelihood of collection. (See Notes to Consolidated Financial Statements: Note 1, paragraph 2 & 3).
          Long-term debt, including current portion totaled $768,000 as of March 31, 1999 compared to $864,000 as of March 31, 1998. The decrease was due to the contractual payments of two equipment loans and a mortgage. No additional loans were executed in fiscal 1999.
          In addition to the long-term debt made available by the primary lending facility, there is available a $2,000,000 line of credit from the same institution. This additional financing, which carries, at the Registrant's option, an interest rate of LIBOR plus 175 basis points or the Bank's prime rate less percent, has not been utilized since December, 1993.
          Accounts payable decreased $23,000 from March 31, 1998 to $288,000 as of March 31, 1999; the difference is not significant between the two periods.
          Payroll and payroll related expenses liability decreased significantly from $277,000 as of March 31, 1999 to $183,000 as of March 31, 1999, the decrease due to the reduction of employees at the end of the respective periods from 66 to 45.
          Retained earnings decreased from $6,928,000 as of March 31, 1998 to $6,345,000 as of March 31, 1999, due to the net loss for the year ended March 31, 1999.
          Treasury stock increased $211,000 as the Company, through a subsidiary, purchased 81,000 shares of the Company's common stock on the open market.
          Inflation has not had a significant impact on cost or price in the past two fiscal years under review. However, as a significant portion of component materials are obtained from sources outside the United States, and, especially from Asia, financial problems in these countries could have a significant impact on the business of the Registrant for the next fiscal year. The currency fluctuations and ensuing political instability that commenced in the fiscal year beginning on April 1, 1998, especially in the Pacific Rim and Russia, but also in Brazil and other South American countries had a noticeable effect on sales in fiscal 1999 and is expected to continue at least for the first two quarters of fiscal 2000. The political and currency problems have also delayed the Registrant's entry in manufacturing in China, at least for the next six months.
          The backlog of unsold orders totaled $239,000 compared to $2,421,000 at the beginning of the fiscal year. As mentioned above, management does not anticipate a significant increase in the rate of orders until the later part of the second quarter or early third quarter of fiscal year 2000.
ITEM 7.   FINANCIAL STATEMENTS
          See pages 32 to 48 of this report for the financial statements required by this Item.
ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
          There is no information relevant to the Registrant which must be disclosed under this Item 8.
                                  PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          The information required by this Item 9 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 10.  EXECUTIVE COMPENSATION
          The information required by this Item 10 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
          The information required by this Item 11 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this Item 12 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:
          DESCRIPTION OF EXHIBIT        EXHIBIT NUMBER      PAGE NUMBER
          --------------------------------------------------------------
Articles of Incorporation and Bylaws
     Restated Certificate
      of Incorporation                     3 i                    (1)
Bylaws                                     3 ii                   (2)
 Material Contracts
     1996 Stock Option Plan                  10                   (1)
     1988 Stock Option Plan                  10                   (2)
     Officers Incentive Compensation
      Plan                                   10                   (1)
     Agreement (Change in Control
      Agreements for certain Executive
      Officers)                              10                   (3)
     Non-Negotiable, Non-Transferable
      Stock Warrant                          10                   (3)
     Settlement and Release Agreement        10                   (1)
Subsidiaries                                 21                    49
Financial Data Schedule                      27                    (4)

     (1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1997.
     (2) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year 1998.
     (3) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 1996.
     (4) This Exhibit was filed electronically, but is not included in the paper copy of this report.
          (b) Form 8-K filings: The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              EMCEE BROADCAST PRODUCTS, INC.
                              /s/ JAMES L. DESTEFANO
                              James L. DeStefano, President/CEO
                              Date: June 29, 1999

                             /s/ ALLAN J. HARDING
                              Allan J. Harding, Vice President-
                                                  Finance
                              Date: June 29, 1999
          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES L. DESTEFANO             Date: June 29, 1999
James L. DeStefano, Director

/s/ JOE B. HASSOUN                  Date: June 29, 1999
Joe B. Hassoun, Director

/s/ MICHAEL J. LEIB                Date: June 29, 1999
Michael J. Leib, Director

/s/ RICHARD J. NARDONE             Date: June 29, 1999
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS              Date: June 29, 1999
Evagelia Rogiokos, Director

                   Independent Auditors' Report
Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania
We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.
/S/ Kronick, Kalada,Berdy & Co.
--------------------------------
Kingston, Pennsylvania
May 14, 1999

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - MARCH 31, 1999 AND 1998
                                    ASSETS



                                                   1999           1998

                                                  ---------------------------
Current assets:
  Cash and equivalents                             $ 1,572,423 $ 2,529,594
  U.S. Treasury Bills                                1,775,933   2,269,549
  Accounts receivable, net of allowance
   for doubtful accounts ($35,000 for
   1999 and 1998)                                      603,248   1,214,651
  Inventories                                        3,522,579   3,438,599
  Prepaid expenses                                     660,842     115,292
  Deferred income taxes                                132,000      80,000

                                                   --------------------------
          Total current assets                       8,267,025   9,647,685
                                                    --------------------------
Property, plant and equipment:
  Land and land improvements                           246,841     246,841
  Building                                             617,670     618,686
  Machinery                                          2,017,084   1,956,085
                                                    --------------------------
                                                     2,881,595   2,821,612
  Less accumulated depreciation                      2,150,315   1,995,946
                                                    --------------------------
                                                       731,280     825,666
                                                    --------------------------
Other assets                                           492,149     211,450
                                                    --------------------------
Note receivable and accrued interest                   510,000     500,000
  Less deferred portion                             (  510,000) (  500,000)
                                                    --------------------------
                                                             0           0
                                                  ----------------------------
          Total assets                             $ 9,490,454 $10,684,801
                                                  ===========================

See notes to consolidated financial statements

              LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    1999          1998
                                               ------------------------------
Current liabilities:
  Current portion of long-term debt              $   119,000$    117,000
  Accounts payable                                   288,029     311,424
  Accrued expenses:
    Payroll and related expenses                     183,254     276,826
    Other                                            114,500     118,625
  Deposits from customers                             76,745     260,048
                                                 ---------------------------

          Total current liabilities                  781,528   1,083,923
                                                   ---------------------------
Long-term debt, net of current portion               649,287     746,888
                                                   --------------------------

Shareholders' equity:
  Common stock, $.01 - 2/3 par;
   authorized 9,000,000 shares; issued
   4,384,161 shares                                   73,084      73,084
  Additional paid-in capital                       3,502,092   3,502,092
   Retained earnings                               6,345,114   6,927,987
                                                  --------------------------
                                                   9,920,290  10,503,163

  Less shares held in treasury, at cost
   (1999, 401,764; 1998, 319,000)                  1,860,651   1,649,173
                                                  ----------------------------
                                                   8,059,639   8,853,990
                                                  ----------------------------
          Total liabilities and equity            $ 9,490,454 $10,684,801
                                                  ===========================

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               YEARS ENDED MARCH 31, 1999 AND 1998
                                            1999           1998
                                        --------------------------
Net sales                              $  5,895,567    $ 9,187,868
Costs of products sold                    4,543,418      6,118,332
                                        ---------------------------
Gross profit                              1,352,149      3,069,536
                                        ---------------------------
Operating expenses:
  Selling                                   997,115      1,409,927
  General and administrative              1,152,195      1,098,909
  Research and development                  422,426        377,557
                                       ------------------------------

                                          2,571,736      2,886,393
                                       -----------------------------

Income (loss) from operations            (1,219,587)       183,143
                                       -----------------------------

Other income (expense), net:
  Interest expense                       (   71,641)   (    83,714)
  Interest income                           227,337        259,704
  Gain on sale of equity securities                        277,324
  Other                                      48,418         25,237
                                       -----------------------------
                                            204,114        478,551
                                       -----------------------------
Income (loss) before income taxes          (1,015,473)     661,694

Income tax expense (benefit)               (  432,600)     146,410
                                       -----------------------------
Net income (loss)$                          (  582,873 $   515,284
                                       =============================

Basic income per share                           $(.15)       $.12
                                       =============================
Diluted income per share                         $(.15)       $.12
                                       =============================

See notes to consolidated financial statements

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED MARCH 31, 1999 AND 1998
                                      Common stock       Additional
                            Shares     Amount            paid-in capital
                          -------------------------------------------------

Balance, March 31, 1997    4,378,364  $ 72,987               $ 3,562,523
Common stock issued            5,797        97               (    60,431)
Treasury stock purchased
Net income for the year   --------------------------------------------------

Balance, March 31, 1998    4,384,161    73,084                  3,502,092
Treasury stock purchased
Net loss for the year
Balance, March 31, 1999    4,384,161   $ 73,084                $3,502,092
                          ==================================================

See notes to consolidated financial statements

 Retained               Treasury stock
 earnings            Shares       Amount         Total
-------------------------------------------------------
$ 6,412,703           212,763$  (1,362,274)  $ 8,685,939
                      (12,763)      99,774        39,440
                       119,000  (  386,673)   (  386,673)
    515,284                                      515,284
----------------------------------------------------------
6,927,987             319,000    (1,649,173)   8,853,990
                       82,764    (  211,478)  (  211,478)
( 582,873)                                    (  582,873)
---------------------------------------------------------
$ 6,345,114           401,764$    (1,860,651) $ 8,059,639
=========================================================

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED MARCH 31, 1999 AND 1998
                                                1999          1998
                                                -------------------
Cash flows from operating activities:
  Net income (loss)                           $(  582,873)$   515,284
  Adjustments:
    Depreciation                                   274,359    264,313
    Provision for doubtful accounts                 31,000     25,000
    Common stock issued for
      compensation                                             39,440
    Gain from sale of equity securities                    (  277,324)
    (Increase) decrease in:
      Accounts receivable                          580,403 (  306,116)
      Inventory                                 (  169,450)   189,204
      Prepaid expenses                          (  545,550)   264,066
      Deferred income taxes                     (   52,000)(   80,000)
      Other assets                                     724        723
    Increase (decrease) in:
      Accounts payable                          (   23,395)(   43,977)
      Accrued expenses                          (   97,697)    58,667
      Deposits from customers                   (  183,303)   138,853
      Deferred income taxes                                 ( 554,000)
                                               -------------------------
Net cash (used in) provided by
   operating activities                         (  767,782)   234,133
                                               -------------------------

Cash flows from investing activities:
  Purchases of:
    Property, plant and equipment               (   94,503) (   30,839)
    U.S. Treasury Bills                         (3,506,384) (3,990,385)
  Proceeds from maturities of:
    U.S. Treasury Bills                          4,000,000   3,400,000
    Note receivable                                          2,500,000
  Proceeds from sale of equity securities                      383,324
                                               -------------------------
  Other assets                                  (  281,423) (  210,000)

Net cash provided by investing activities           117,690  2,052,100
                                               --------------------------
Cash flows from financing activities:
  Acquisition of treasury stock                  (  211,478)(  386,673)
  Proceeds from issuance of long-term
   debt                                                         70,000
  Repayment of long-term debt                    (   95,601) ( 121,301)
                                                ------------------------

                                                     1999         1998
                                               --------------------------
Net cash used in financing activities          s (  307,079) (  437,974)
                                               --------------------------

Net increase (decrease) in cash and equivalents  (  957,171)   1,848,259

Cash and equivalents, beginning                   2,529,594      681,335
                                                --------------------------

Cash and equivalents, ending                    $ 1,572,423  $ 2,529,594
                                                ==========================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                     $    72,000   $    84,000
                                               ===========================
  Income taxes                                 $   160,000   $   646,000
                                               ===========================
Non-cash items:
  Transfer of inventory to fixed assets         $   85,470
                                               =============

See notes to consolidated financial statements

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED MARCH 31, 1999 AND 1998
1.  Summary of significant accounting policies:
   Principles of consolidation:

The consolidated financial statements include the accounts of EMCEE
Broadcast Products, Inc. and its subsidiaries, all of which are wholly-owned (together, the Company). All significant intercompany accounts and transactions have been eliminated.
   Revenue recognition:

Revenue from product sales of equipment is recognized at the time of delivery and after consideration of all the terms and conditions of the customers' contract (purchase order). None of the customers' contracts are considered long-term contracts.
   Revenue recognition, sale of license:

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

The $500,000 note receivable is due and payable upon the occurrence of any one or more of certain specified events involving the debtor including, but not limited to, acquisition, merger, bankruptcy, and insolvency. Effective July 1, 1998 it accrues interest at 3% per annum. None of the specified events relate to the debtor's normal operations. The note receivable is fully reserved because it has no definite collection period and because there is not a reasonable basis to evaluate the likelihood of collection.
    Cash, equivalents and U.S. Treasury Bills:

The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of three months or less.
U.S. Treasury Bills with an original maturity of more than three months are considered to be investments. All U.S. Treasury Bills are stated at cost which approximates market and are considered as available for sale. All
U.S. Treasury Bills not included as cash equivalents had contracted maturities of six months or one year.
   Inventories:
      Inventories are stated at the lower of standard cost which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED MARCH 31, 1999 AND 1998
1.  Summary of significant accounting policies (continued):
   Property, plant and equipment and depreciation:

Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.
   Advertising:

These expenses are recorded when incurred. They amounted to $52,000 and $78,000 for 1999 and 1998, respectively
Fair value:

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

Certain items in the 1998 financial statements have been reclassi-fied to conform to current year classifications.

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

There were no dilutive potential common shares in 1999 or 1998 because the assumed exercise of the options would be anti-dilutive.

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED MARCH 31, 1999 AND 1998
2. Income per share (continued):

The following table presents the basic and diluted EPS computations:
                                             1999
                                 Net                   Per-share
                                 loss        Shares      amount
                              --------------------------------------
   Basic and diluted EPS
   Net loss which is
    available to common
    stockholders              $( 582,873)  4,007,305     $(.15)

                                             1998
                                 Net                   Per-share
                                income       Shares      amount
                              -------------------------------------
   Basic and diluted EPS
   Net income which is
    available to common
    stockholders              $  515,284   4,134,780     $ .12

3. Cash and equivalents concentration:

At March 31, 1999, cash held at a brokerage corporation in the amount of $1,331,000 is not insured.
4. Industry, sales and accounts receivable concentration information:

The Company's primary activity is in one segment which consists of the assembly and sale of equipment for the domestic and foreign television broadcasting industry. To determine segments to be reported, management has considered products and services. Management believes that the Company's business requires similar technology and marketing strategies. Major customers are those that individually account for more than 10% of the Company's consolidated revenues. For the years ended March 31, 1999 and 1998, one customer, consisting of four divisions of a Federal government agency, with total sales of $718,000 and a different customer with total sales of $939,000, respectively, qualified as major customers. At March 31, 1999 and 1998, there were no significant accounts receivable concentrations. The Company performs ongoing credit evaluations of its customers and typically requires deposits and a letter of credit on foreign sales and deposits on domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED MARCH 31, 1999 AND 1998
4. Industry, sales and accounts receivable concentration information
(continued):
Foreign shipments comprised $2,992,000 and $5,563,000 for 1999 and
1998, respectively. The composition of these shipments is comprised of the Following foreign geographic regions:
                                                      1999          1998
                                                  ---------------------------
   Asia/Pacific Rim                               $1,015,000    $2,118,000
   Caribbean                                         423,000        11,000
   Middle East                                       372,000       479,000
   North America                                     368,000       573,000
   Europe                                            365,000       249,000
   South America                                     140,000       893,000
   Central America                                   102,000       427,000
   Africa                                             52,000       206,000
   Other                                             155,000       607,000
                                                   ---------------------------
                                                  $2,992,000    $5,563,000
                                                   ===========================
Revenues are attributed to regions based on location of customers. All long-lived assets and deferred tax assets are attributable to the United States. All foreign sales are contracted in United States Currency; therefore there is no impact from foreign currency rates.
5. Inventories:
                                     1999          1998
                                 --------------------------
   Finished goods               $  266,000     $  454,000
   Work-in-process                 686,000        777,000
   Raw materials                 1,008,000      1,323,000
   Manufactured components       1,562,579        884,599
                                 --------------------------
                                $3,522,579     $3,438,599
                                ============================
6.  Line of credit:

   The Company has a line of credit agreement with a bank aggregating $2,000,000 collateralized by inventories, accounts receivable and all property, plant and equipment. The line of credit agreement requires monthly interest payments at .50% below the bank's prime rate of interest or 1.75% above LIBOR which was 5.00% at March 31, 1999. There were no principal borrowings during the years ended March 31, 1999 and 1998.

   The loan agreement contains restrictive covenants when amounts are outstanding which, among other things, require the Company to maintain a maximum total liabilities to net worth ratio, a minimum current ratio and a debt coverage ratio. The Company did not meet the debt coverage ratio as of March 31, 1999. In addition, the loan agreement requires the Company to obtain the Bank's written consent prior to investing in or making payments to third parties other than in the usual and ordinary course of business. The Company did not obtain the Bank's written consent for its investments in two affiliated third parties during 1999. The Bank waived both covenant violations. The Company is allowed to pay dividends on its common stock if it is in compliance with the financial covenants and ratios.

7. Long-term debt:
                                      1999          1998
                                 ----------------------------
   Term loan, bank              $  637,000       $  686,000
   Equipment loans, bank            131,287          177,888
                                 ---------------------------
                                    768,287          863,888
   Less current portion             119,000          117,000
                                  ---------------------------
                                 $  649,287       $  746,888
                                  ===========================
   The term loan, bank at March 31, 1999 matures in 2012 and requires principal payments of $4,083, plus interest. Interest is calculated at 2.25% above LIBOR which was 5.00% at March 31, 1999. The bank has the option of adjusting the monthly payments required under this loan to provide for changes in the interest rates. The term and equipment loans are cross-collateralized with and have the same restrictive covenants as the line of credit (see Note 6).

Principal payments on long-term debt, based on current interest rates, are as follows:
                       2000             $  119,000
                       2001                 79,400
                       2002                 79,400
                       2003                 49,000
                       2004                 49,000
                     Thereafter            392,487
                                        -----------
                                        $  768,287
                                        ===========

8. Common stock:

Nonqualified stock option plans provide for the grant of options to purchase up to 300,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 168,825 options were available for grant at March 31, 1999. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. All outstanding options granted expire after 5 years and vest over two year

Changes in outstanding common stock options granted are summarized below:
                                 1999                    1998
                            Number   Average        Number   Average
                              of     exercise         of     exercise
                           shares    price         shares    price
                         ----------------------------------------------
    Balance at beginning
     of year              151,875    $ 5.50        163,250   $ 5.36
    Options expired                                 11,375     3.44
    Balance at end of
     year                 151,875    $ 5.50        151,875   $ 5.50
    Options exercisable
     at year-end          151,875    $ 5.50         36,675   $ 3.44

       At March 31, 1999, 115,200 and 36,675 options had an exercise price of $6.16 and $3.44, respectively. Such options had remaining contractual lives of 2.67 years and 1.5 years, respectively.
   The Company in accordance with an election under generally accepted accounting principles for stock options has recorded no compensation cost for its stock options in the accompanying consolidated financial statements.

  Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the plans, the Company's net income
(loss) and per share amounts would have been changed to the proforma amounts disclosed below:

                                    1999                1998
                               ---------------------------------
   Net (loss) income:
     As reported             $( 582,873)            $  515,284
     Proforma                 ( 615,735)               445,284
   Basic income (loss)
    per share:  As reported   $(    .15)              $    .12
     Proforma                  (    .15)                   .11
   Diluted income (loss)
    per share:
     As reported             $(    .15)               $    .12
     Proforma                 (    .15)                    .11

The fair values were determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         1999             1998
                                      ------------------------------
    Dividend yield                       .0%            .0%
    Risk free interest rate            5.84%          5.84%
    Expected life                     5 Years        5 Years
    Volatility                       104.83%         17.54%

   During 1997, warrants to purchase 200,000 shares of common stock at $9.76 a share were issued and remain outstanding at March 31, 1999.
 9. Income taxes:

The following table sets forth the current and deferred amounts of the provision (benefit) for income taxes for the years ended March31, 1999 and

                                1999          1998
                            ---------------------------
        Current               $(  380,600)   $780,410
        Deferred               (   52,000) (  634,000)
                            ---------------------------
                              $(  432,600)$   146,410
                            ===========================

The provisions for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory Federal rate of 34% for the years ended March 31, 1999 and 1998 as follows:

                                             1999            1998
                                       --------------------------------
   Federal income tax provision
        (benefit) at the statutory rate $(  345,000)    $   225,000
    Foreign sales corporation            (   69,000)     (   74,000)
    Federal income tax credit            (   16,000)     (   15,000)
    Stock compensation                                   (   43,590)
    Other                                                (    2,600)
   Adjustment to prior year's
    tax liability                                            54,000
   Provision (benefit) for income
    taxes                               $(  432,600)    $   146,410
                                       ==============================

The tax effects of temporary differences that give rise to deferred income taxes at March 31, 1999 and 1998 are presented in the table below:
                                             1999           1998
                                          ---------------------------
   Deferred tax assets:
      Inventory                         $   74,000      $   41,000
      Employee benefits                     46,000          51,000
     Other differences                      14,000          11,000
                                           --------------------------
     Total gross deferred tax assets       134,000         103,000

   Deferred tax liabilities,
      Property and equipment            (   2,000)       (  23,000)
                                         --------------------------

   Net deferred tax asset              $  132,000       $   80,000
                                         ===========================
10. Litigation:
      In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the consolidated financial statements of the Company will not be materially affected by the outcome of such legal proceedings.
11. Year 2000:

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company executes annual maintenance agreements with its hardware and software vendors, which include a warranty that the Company's internal data processing system is Year 2000 compliant. Total costs recorded in fiscal 1999 and 1998 for the agreements aggregated $37,000 per annum, which is recorded in general and administrative expenses as incurred. Year 2000 compliance was completed in the second quarter of fiscal 1999. All costs incurred with Year 2000 compliance procedures are expensed as incurred.