Form 10QSB
period 1999-06-30
EMCEE BROADCAST PRODUCTS INC
filed 1999-08-12
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 1999

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

          Common stock, $ .01-2/3 par value - 3,982,397 shares as of August 5, 1999.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                                      PAGE(S)
PART I.  FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEETS -
        June 30, 1999 and March 31, 1999                  3

CONSOLIDATED STATEMENTS OF INCOME (LOSS)  -
         Three Months ended June 30, 1999 and 1998        4

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Three Months ended June 30, 1999                5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Three Months ended June 30, 1999 and 1998       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS      8 - 11


PART II.  OTHER INFORMATION:

SIGNATURES                                                12

NOTE:  Any questions concerning this report should be addressed to
             Mr. Allan J. Harding, Vice President-Finance.

                 PART I.  FINANCIAL INFORMATION
        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
              - JUNE 30, 1999 and MARCH 31, 1999 -

                                        JUNE 30, 1999          MARCH 31,1999
                                           Unaudited
                                     ========================================
ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $1,303,356            $1,572,423
 U. S. Treasury Bills                      1,783,484             1,775,933
 Accounts receivable, net of allowance
  for doubtful accts.June -$44,000/
  March-$35,000                              476,746               603,248
 Inventories                               3,502,569             3,522,579
 Prepaid expenses                            609,162               660,842
 Deferred income taxes                       111,000               132,000
                                         ----------------------------------
TOTAL CURRENT ASSETS                       7,786,317             8,267,025
                                         ----------------------------------
PROPERTY, PLANT & EQUIPMENT:
 Land & land improvements                    246,841               246,841
 Building                                    617,670               617,670
 Machinery & equipment                     2,024,529             2,017,084
                                         ----------------------------------
                                           2,889,040             2,881,595
 Less accumulated depreciation             2,217,013             2,150,315
                                         ----------------------------------
NET PROPERTY, PLANT & EQUIPMENT              672,027               731,280
                                         ----------------------------------
OTHER ASSETS                                 493,649               492,149
                                         ----------------------------------
NOTE RECEIVABLE                              515,000               510,000
 Less deferred portion                      (515,000)             (510,000)
                                         -----------------------------------
                                                   0                     0
                                         -----------------------------------
TOTAL ASSETS                              $8,951,993             $9,490,454
                                         ===================================
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current  portion of long-term debt         $119,000               $119,000
 Accounts payable                             27,995                288,029
 Accrued expenses                            305,909                297,754
 Deposits from customers                     106,355                 76,745
                                         -----------------------------------
TOTAL CURRENT LIABILITIES                    559,259                781,528
                                         -----------------------------------

LONG-TERM DEBT, net of current portion       633,422                649,287
                                         -----------------------------------
SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
 authorized 9,000,000 shares;
 issued-4,384,161 shares                     73,084                 73,084
 Additional paid-in capital               3,502,092              3,502,092
 Retained earnings                        6,044,787              6,345,114
                                         -----------------------------------
                                          9,619,963              9,920,290

 Less shares held in treasury at cost:
  401,764 shares June '99 and Mar '99     1,860,651              1,860,651
                                         -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                7,759,312              8,059,639
                                         -----------------------------------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY                   $8,951,993             $9,490,454
                                         ===================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 THREE MONTHS ENDED JUNE  30, 1999 AND 1998
                              (Unaudited)
                                         =============================
                                               THREE (3) MONTHS
                                          06/30/99         06/30/98
                                         =============================
NET SALES                                 $812,425        $2,198,765
COST OF PRODUCTS SOLD                      705,012         1,542,337
                                         -----------------------------
GROSS PROFIT                               107,413           656,428
                                         -----------------------------
OPERATING EXPENSES:
 Selling                                   229,892           323,216
 General and administrative                225,677           262,508
 Research and development                   76,485           100,279
                                         -----------------------------
TOTAL OPERATING EXPENSES                   532,054           686,003
                                         -----------------------------
LOSS FROM OPERATIONS                      (424,641)          (29,575)
                                         -----------------------------
OTHER INCOME (EXPENSE), NET:
 Interest expense                          (18,864)          (17,507)
 Interest income                            40,335            61,435
 Other                                       4,693             7,621
                                         ------------------------------
TOTAL OTHER INCOME, NET                     26,164            51,549
                                         ------------------------------
Net income (loss) before income taxes     (398,477)           21,974

INCOME TAX EXPENSE (BENEFIT)               (98,150)            5,500
                                         ------------------------------
NET INCOME (LOSS)                        $(300,327)          $16,474
                                         ==============================
COMMON SHARE AND COMMON
SHARE EQUIVALENT OUTSTANDING:
 Basic                                   3,982,397         4,039,880
                                         ==============================
 Diluted                                 3,982,397         4,039,880
                                         ==============================
EARNINGS (LOSS) PER COMMON AND
COMMON SHARE EQUIVALENT:
  Basic                                     $(.08)               Nil
                                         ==============================
  Diluted                                   $(.08)               Nil
                                         ==============================

       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

                           ADDDITIONAL
          COMMON STOCK     PAID-IN    RETAINED   TREASURY STOCK
         SHARES   AMOUNT   CAPITAL    EARNINGS  SHARES    AMOUNT      TOTAL

=====================================================================
==
BALANCE -
3/31/99
       4,384,161 $73,084 $3,502,092  $6,345,114 401,764($1,860,651) $8,059,639

NET LOSS
FOR THE
PERIOD                                (300,327)                      (300,327)
                                      ----------                    ---------

BALANCE
6/30-/99
       4,384,161 $73,084 $3,502,092  $6,044,787 401,764 ($1,860,651)$7,759,312

       =======================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE (3) MONTHS ENDED JUNE 30, 1999 AND 1998
                               (Unaudited)

                                                 THREE (3) MONTHS
                                               6/30/99     06/30/98
                                             ========================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $(300,327)    $16,474
 Adjustments:
  Depreciation                                   66,698      72,510
  Provision for doubtful accounts                 9,000     (11,500)
 (Increase) decrease in:
   Accounts receivable                          117,502    (309,099)
   Inventories                                   20,010     (93,386)
   Prepaid expenses                              51,680      20,053
   Deferred income taxes                         21,000     (22,000)
   Other assets                                  (1,500)    (76,863)
 Increase (decrease) in:
   Accounts payable                            (260,034)    (99,345)
   Accrued expenses                               8,155      31,721
   Deposits from customers                       29,610      (1,517)
   Accrued federal income taxes                              (3,110)
                                              ------------------------
NET CASH USED IN OPERATING ACTIVITIES          (238,206)   (476,062)
                                              ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of  property,  plant and equipment  (7,445)    (59,989)
 Purchase of U. S. Treasury Bills              (607,551) (1,101,425)
 Proceeds from maturities of US Treasury Bills  600,000   1,100,000
                                              ------------------------
NET CASH USED IN INVESTING ACTIVITIES           (14,996)    (61,414)
                                              ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long term debt                     (15,865)    (15,828)
 Acquisition of company stock                         0    (122,260)
                                              ------------------------
NET CASH USED IN FINANCING ACTIVITIES           (15,865)   (138,088)
                                              ------------------------
NET DECREASE IN CASH                           (269,067)   (675,564)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                           $1,572,423   2,529,594
                                             -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $1,303,356  $1,854,030
                                             =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
 Cash paid during the period:
  Interest Expense                             $13,839      $11,687
                                             =========================
  Income Taxes                                      $0           $0
                                             =========================

[FN]
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
[FN]

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

   2. The results of operations for the three-month period ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

   3. At June 30, 1999, cash equivalents included $943,830 invested in a money market portfolio.

   4. INVENTORIES consisted of the following:


                            June 30,1999    March 31, 1999
                             (UNAUDITED)

   FINISHED GOODS                $242,000        $266,000
   WORK-IN-PROCESS               $677,000        $686,000
   RAW MATERIALS               $1,042,000      $1,008,000
   MANUFACTURED COMPONENTS     $1,541,569      $1,562,579
                           --------------------------------
                               $3,502,569      $3,522,579
                           ================================
Inventories are stated at the lower of standard cost, which approximates current actual cost(on a first-in, first-out basis) or market (net realizable value).

   5. INCOME (LOSS) PER SHARE. Basic income (loss) per share is computed by dividing earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is similar to basic income (loss) per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended June 30, 1999 and 1998 because the assumed exercise of the options would be anti-dilutive. The number of options and warrants that could potentially dilute basic earnings (loss) per share that have been excluded from the computation of diluted earnings (loss) per share were 315,200 at June 30, 1999 and 1998.
                   EMCEE BROADCAST PRODUCTS, INC.
                          AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sales decline that started in the Registrant's third quarter of the last fiscal year has continued into the first quarter ended June 30, 1999 for both domestic and foreign sales.

Net sales for the first quarter ended June 30, 1999 totaled $812,000, a decrease of 63% compared to net sales of $2,199,000 for the quarter ended June 30, 1998. Domestic sales for the quarter ended June 30, 1999 totaled $360,000 or 44% of shipments compared to sales of $1,326,000 (60% of total sales) for the period one year ago as virtually no new Multichannel Multipoint Distribution Services("MMDS") are being built. Domestic sales for the quarter are primarily for Internet systems, low power or replacement transmitters.

Export sales for the quarter ended June 30, 1999 totaled $452,000 or 56% of shipments and were down 48% from the amount of shipments for the first quarter one year earlier. The reduction of export shipments is attributed to the economic and currency problems in foreign countries that commenced in mid-calendar 1998.

A comparison of export shipments by region is as follows:

                        Quarter ending June 30

Region                   1999*          1998*
                               (000's omitted)
                       =========================
Asia/Pacific Rim           141          386
Middle East                157           19
South America               35           79
North America               ---         143
Central America             16           39
Caribbean                   72           41
Europe                      23          151
Africa                      ---           5
Other                        8           10
                       =========================
                           452          873

*Based on customers with $2,500 or more of sales

The Company recognizes that the domestic market for its traditional television transmitters for MMDS service is almost non-existent and that export shipments will not compensate for this reduction for at least the next six months. Therefore, the Company has entered into the following two activities to increase sales and earnings.

        1. The Company is becoming involved in high speed Internet service by integrating developed technology with the installation and operation of this service. The Registrant has partnered with other companies to develop two sites in the next four months. The Company further is involved in raising capital to secure Federal Communications Commission ("FCC") licenses for domestic areas to develop 40-50 additional high speed Internet sites.

        2. The Registrant has continued its efforts in developing high definition television (HDTV) transmitters to compete in the new service mandated by the FCC. The Company has developed a low cost transmitter that management believes will be well received.

The low volume of shipments and the higher ratio (34% vs. 18%) of original equipment manufactured by others (O.E.M), for which the Company receives lower margins, for the quarter ended June 30, 1999 reduced gross profit to $107,000 or 13% of net shipments compared to gross profit of $656,000 or 30% of net shipments for the quarter ended June 30, 1998.

Total operating expenses of $532,000 for the first quarter of fiscal 2000 decreased 22% compared to the first quarter of the previous year. Selling expense for the quarter ended June 30, 1999 of $230,000 was $93,000 less than the same quarter one year ago with decreases in all major categories; however, more than half of the decrease is due to decreases in salary and salary related expenses.

General and administrative expense totaled $226,000 for the quarter ended June 30, 1999 compared to $263,000 for the quarter ended June 30, 1998 with the decrease primarily in salary and related expenses.

Research and development totaled $76,000 for the first quarter of fiscal year 2000, a decrease of $24,000 compared to the first quarter of fiscal 1999. Although the expense was less than the prior year period, the Company has continued its efforts in developing new products for the digital Internet, HDTV and low power transmitter services.

Although total operating expenses were reduced for this quarter compared to the same quarter one year ago, the reduced volume of net shipments produced a loss from operations of $425,000 for the quarter ended June 30, 1999 compared to a loss from operations of $30,000 for the quarter ended June 30, 1998.

Interest expense for the quarter ended June 30, 1999 totaled $19,000 compared to $18,000 for the same period one year ago. Interest income decreased from $61,000 for the first quarter ended June 30, 1998 to $40,000 for the first quarter ended June 30, 1999 due to the reduction of cash and cash equivalent available for investment.

Other income, net for the first quarter of fiscal 2000 totaled $26,000 and reduced the loss from operations to a net loss before income tax benefits to $398,000. One year ago, other income, net of $52,000 created a net profit before income tax of $22,000.

Income tax benefits reduced the net loss to $300,000 or $.08 cents per share
outstanding for the quarter ended June 30, 1999.   A tax provision of $6,000
reduced the net income to $16,000 for the quarter ended June 30, 1998. The amount calculates to less than one half of a cent per share outstanding. There are no state tax liabilities for either periods under discussion since all profitable companies in the consolidated reporting group are domiciled in jurisdictions that do not impose income taxes.

Cash and cash equivalents (consisting of a money market portfolio) decreased $269,000 from March 31, 1999 to June 30, 1999 as cash was used primarily for ongoing operations. United States Treasury Bills increased $8,000 to $1,783,000 for the same period for interest and net transfers.

Accounts receivable, net of reserve for doubtful accounts, decreased from $603,000 as of March 31, 1999 to $477,000 as of June 30, 1999 due to the
reduced sales volume. The allowance for doubtful accounts was increased from $35,000 as of March 31, 1999 to $44,000 as of June 30, 1999 and is believed by management to be adequate to cover anticipated losses for the fiscal year ended March 31, 2000.

Inventories of $3,503,000 as of June 30, 1999 were reduced by $20,000 compared to March 31, 1999. Although the Company has attempted to reduce inventories through sales, the high content of O.E.M. shipments (which are not stocked) hindered this endeavor for the quarter ended June 30, 1999.

Prepaid expenses decreased $52,000 from March 31, 1999 to June 30, 1999 due to expensing a portion of shows and conventions during the first quarter ending June 30, 1999.

Deferred income taxes decreased $21,000 during the same period due to the timing of temporary differences.

Purchase of capital assets for the first quarter of fiscal 2000 was nominal at $7,000 for computer equipment. Depreciation for the same period totaled $67,000 thus reducing net property, plant and equipment from $731,000 as of March 31, 1999 to $672,000 as of June 30, 1999.

Other assets totaled $494,000 as of June 30, 1999 which increased less than $2,000 from the balance as of March 31, 1999 and consisted primarily of the Registrant's investments in two high speed Internet systems. Also included in this balance is a note receivable of $109,000 due from a principal in these investments.

Note Receivable increased from $510,000 as of March 31, 1999 to $515,000 as of June 30,1999 reflecting additional accrued interest. This receivable was a settlement of a sale of a cellular license in which the Registrant received a prior payment of $2,500,000. As there is no definite collection period, and there is not a reasonable basis to evaluate the likelihood of collection, the full amount, including interest, is reserved.

Accounts payable was reduced from $288,000 as of March 31, 1999 to $28,000 as of June 30,1999 reflecting timing of payments.

Accrued expenses of $305,000 as of June 30, 1999 increased a non-significant $8,000 as compared to March 31, 1999.

Deposits from customers increased $30,000 to $106,000 as of June 30, 1999 as the backlog, which is still depressed, did increase from $239,000 as of March 31, 1999 to $482,000 as of June 30, 1999.

Long term debt, including the current portion, decreased from $768,000 as of March 31, 1999 to $752,000 as scheduled payments were made.

The Registrant believes that its working capital coupled with the cash flow from operations will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 2000. However, an expected entrance and operating high speed Internet systems will involve outside funding anticipate to be at least $50,000,000.

Large corporations such as MCI WorldCom and Sprint have been acquiring MMDS spectrum in the last six months. These companies will need equipment such as manufactured by the Registrant to utilize this communication venue. While this is expected to have a favorable impact on the Registrant's sales, this improvement is not anticipated until the fourth quarter of the present fiscal year.

Employment for the Company as of June 30, 1999 was 44 persons including 2 part time employees. The Registrant does not anticipate any sizeable increase in employment for the next three months.

The Registrant has now entered into its second quarter of fiscal Year 2000 and has encountered minimal software problems that have been resolved.
Contingency plans for the Year 2000 related interruptions have been basically completed. A potential failure of a power grid or public telecommunication system, including international in nature, is still in final planning.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM
ACT OF 1995
=====================================================================
==
Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and Internet products,), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

                      PART II.  OTHER INFORMATION
ITEM 1   LEGAL PROCEEDINGS

There is no information relevant to the Registrant which must be disclosed under this item.
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   EMCEE BROADCAST PRODUCTS, INC.



Date: August 12 , 1999             /s/ JAMES L. DeSTEFANO
                                   JAMES L. DeSTEFANO
                                   President/CEO


Date: August 12, 1999             /s/ ALLAN J. HARDING
                                   ALLAN J. HARDING
                                   Vice President-Finance