Form 10QSB
period 1999-09-30
EMCEE BROADCAST PRODUCTS INC
filed 1999-11-10
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    September 30, 1999

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

Common stock, $ .01-2/3 par value - 3,982,397 shares as of November 9, 1999.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                                                     PAGE(S)
PART I.  FINANCIAL INFORMATION:

   CONSOLIDATED BALANCE SHEETS -
        September 30, 1999 and March 31, 1999                           3

   CONSOLIDATED STATEMENTS OF INCOME  -
        Six months and three months ended September 30, 1999 and 1998   4

   CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Six months ended September 30, 1999                           5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Six months ended September 30, 1999 and 1998                  6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7



   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8 - 11



PART II.  OTHER INFORMATION:

   SIGNATURES                                                          12


NOTE:  Any questions concerning this report should be addressed to
               Mr. Allan J. Harding, Vice President-Finance.

                    PART I.  FINANCIAL INFORMATION
            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               - SEPTEMBER 30, 1999 and MARCH 31, 1999 -

                                    SEPT 30, 1999          MARCH 31,1999
                                      Unaudited
                                  ========================================
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents            $1,319,689             $1,572,423
  U. S. Treasury Bills                  1,761,346              1,775,933
  Accounts receivable, net of
    allowance for doubtful accts.
    Sept-$53,000/March-$35,000            645,203                603,248
  Inventories                           3,352,992              3,522,579
  Prepaid expenses                        332,702                660,842
  Deferred taxes                          148,000                132,000
                                        ---------------------------------
   TOTAL CURRENT ASSETS                 7,559,932              8,267,025
                                        ---------------------------------

PROPERTY, PLANT & EQUIPMENT:
  Land & land improvements                246,841                246,841
  Building                                617,474                617,670
  Machinery & equipment                 1,917,304              2,017,084
                                        ----------------------------------
                                        2,781,619              2,881,595
  Less accumulated depreciation         2,156,865              2,150,315
                                        ----------------------------------
   NET PROPERTY, PLANT & EQUIPMENT        624,754                731,280
                                        ----------------------------------
OTHER ASSETS                              518,675                492,149
                                        ----------------------------------
NOTE RECEIVABLE                           518,750                510,000
   Less deferred portion                 (518,750)              (510,000)
                                        ----------------------------------
                                                0                      0
                                        ----------------------------------
 TOTAL ASSETS                          $8,703,361             $9,490,454
                                        ===================================

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current  portion of long-term debt      $119,000               $119,000
 Accounts payable                         114,627                288,029
 Accrued expenses                         279,431                297,754
 Deposits from customers                  126,585                 76,745
                                         ---------------------------------
    TOTAL CURRENT LIABILITIES             639,643                781,528
                                         ---------------------------------
LONG-TERM DEBT, net of current portion    592,697                649,287
                                         ---------------------------------




SHAREHOLDERS' EQUITY:
 Common stock, $.01-2/3 par;
 authorized 9,000,000 shares;
 issued 4,384,161                         73,084                  73,084
 Additional paid-in capital            3,502,092               3,502,092


 Retained earnings                     5,756,496               6,345,114
                                       -----------------------------------
                                       9,331,672               9,920,290


Less shares held in treasury at cost:
 401,764 shares Sept '99 and Mar '99   1,860,651               1,860,651
                                       -----------------------------------
   TOTAL SHAREHOLDERS' EQUITY          7,471,021               8,059,639
                                       -----------------------------------

TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY                 $8,703,361             $9,490,454
                                       ===================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                    SIX (6) MONTHS       THREE (3) MONTHS
                                 9/30/99     9/30/98   9/30/99   09/30/98
                                 ==========================================
NET SALES                     $1,787,641   $4,364,794 $975,216  $2,166,029

COST OF PRODUCTS SOLD          1,498,037    2,995,766  793,025   1,453,429
                              ---------------------------------------------
GROSS PROFIT                     289,604    1,369,028  182,191     712,600
                              ---------------------------------------------
OPERATING EXPENSES:
 Selling                         493,976      621,880  264,084     298,664
 General and administrative      530,914      559,758  305,237     297,250
 Research and development        173,507      207,208   97,022     106,929
                              --------------------------------------------
 TOTAL OPERATING EXPENSES      1,198,397    1,388,846  666,343     702,843
                              --------------------------------------------
INCOME (LOSS) FROM OPERATIONS   (908,793)     (19,818)(484,152)      9,757
                              --------------------------------------------
OTHER INCOME (EXPENSE), NET:
 Interest expense                (26,754)     (41,567)  (7,890)    (24,060)
 Interest income                  84,140      127,931   43,805      66,496
 Other                            14,389        5,542    9,696      (2,079)
                              ---------------------------------------------
 TOTAL OTHER INCOME (LOSS), NET   71,775       91,906   45,611      40,357
                              ---------------------------------------------
NET INCOME (LOSS)BEFORE INCOME
TAXES(BENEFIT)                  (837,018)      72,088 (438,541)     50,114

INCOME TAXES (BENEFIT)          (248,400)      16,000 (150,250)     10,500
                              ---------------------------------------------
NET INCOME (LOSS)              ($588,618)     $56,088($288,291)    $39,614
                              =============================================
COMMON SHARE AND COMMON
SHARE EQUIVALENT OUTSTANDING
 Basic                         3,982,397    4,025,394  3,982,397 4,005,299
                              =============================================
 Diluted                       3,982,397    4,025,394  3,982,397 4,005,299
                              =============================================
EARNINGS (LOSS) PER COMMON AND
COMMON SHARE EQUIVALENT
 Basic                             $(.15)        $.01      $(.07)     $.01
                              =============================================
 Diluted                           $(.15)        $.01      $(.07)     $.01
                              =============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED SEPTEMBER 30, 1999
                                       (Unaudited)



                           ADDITIONAL
           COMMON STOCK      PAID-IN   RETAINED   TREASURY STOCK
          SHARES   AMOUNT  CAPITAL   EARNINGS    SHARES  AMOUNT    TOTAL
       ===================================================================
BALANCE-
3/31/1999

       4,384,161 $73,084 $3,502,092  $6,345,114 401,764($1,860,651)$8,059,639

NET LOSS
FOR THE
PERIOD
                                     (588,618)                      (588,618)

BALANCE-
9/30/99
      -----------------------------------------------------------------------
      4,384,161 $73,084  $3,502,092  $5,756,496 401,764($1,860,651)$7,471,021
      =======================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX (6) MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
                                                      SIX (6) MONTHS
                                                  09/30/99        9/30/98
                                                 =========================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                 ($588,618)     $56,088
 Adjustments:
  Depreciation                                       133,398      145,020
  Provision for doubtful accounts                     18,000       26,775
  (Increase) decrease in:
    Accounts receivable                              (59,955)    (139,660)
    Inventory                                        169,587     (269,495)
    Prepaid expenses                                 328,140     (105,494)
    Deferred taxes                                   (16,000)     (39,000)
    Other assets                                     (26,526)     (79,213)
  Increase (decrease) in:
    Accounts payable                                (173,402)    (194,568)
    Accrued expenses                                 (18,323)     (72,842)
    Deposits from customers                           49,840     (149,229)
    Accrued income taxes                                          (61,857)
                                                   -----------------------
NET CASH USED IN OPERATING ACTIVITIES               (183,859)    (883,475)
                                                   -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment     (26,872)     (89,944)
    Purchase of US Treasury Bills                 (2,185,413)  (2,285,746)
    Proceeds from maturities of US Treasury Bills  2,200,000    2,300,000
                                                   -----------------------
NET CASH USED IN INVESTING ACTIVITIES                (12,285)     (75,690)
                                                   -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long term debt                       (56,590)     (47,619)
    Acquisition of company stock                                 (185,952)
                                                   ------------------------
NET CASH USED IN FINANCING ACTIVITIES                (56,590)    (233,571)

                                                   ------------------------
NET DECREASE IN CASH                                (252,734)  (1,192,736)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     1,572,423    2,529,594
                                                   ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $1,319,689  $1,336,858
                                                   ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:
    Interest Expense                                  $21,375     $41,514
                                                   ========================
    Income Taxes                                           $0    $242,560
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

     2. The results of operations for the three month and six month periods ended September 30,1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

     3. At September 30, 1999, cash equivalents included $1,156,650 invested in a money market portfolio.

     4.   INVENTORIES consisted of the following:

                               Sept. 30,1999       March 31, 1999
                              ----------------------------------
                                 (UNAUDITED)
FINISHED GOODS                     $227,000            $266,000
WORK-IN-PROCESS                     698,000             686,000
RAW MATERIALS                     1,029,000           1,008,000
MANUFACTURED COMPONENTS           1,398,992           1,562,579
                              ------------------------------------
                                 $3,352,992          $3,522,579
                              ====================================
         Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

     5. EARNINGS PER SHARE. Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended September 30, 1999 and 1998 because the assumed exercise of the options would be anti-dilutive. The number of options and warrants that could potentially dilute basic earnings (loss) per share that have been excluded from the computation of diluted earnings (loss) per share were 315,200 at September 30, 1999 and 1998.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF THE FINANCIAL CONDITION

Although net sales for the second quarter ended September 30, 1999 of $975,000 were 20% higher than the previous quarter, net sales of $1,788,000 for the first six months of fiscal 2000 were down 59% compared to the first six months one year ago.

While domestic shipments totaled $609,000 for the quarter and $970,000 for the six months ended September 30, 1999 representing 63% and 54% of total shipments, respectively, management anticipates an increase in foreign sales both in actual volume and as a percent of total sales as the foreign currency problems have abated and a demand for Multichannel Multipoint Distribution Systems (MMDS) has increased as indicated by the increase in requests for quotes in the past three months.

A comparison of export shipments by region is as follows:

                                  Quarter               Six Months
                                   ending                 ending
                                September 30          September 30
     Region                     1999*  1998*           1999*      1998*
     ======                               (000's omitted)
                                ========================================
Asia/Pacific Rim                 134      471            275         857
Middle East                       43      333            200         352
South America                    107       76            142         155
North America                     27       44             27         187
Central America                    3       46             19          85
Caribbean                         19       44             91          85
Europe                            --       71             23         222
Africa                            -                                    5
Other                             33       64             41          74
                                 =========================================
                                 366     1149            818         2022

*Based on customers with $2,500 or more of sales

The domestic market for television transmitters for MMDS service, which historically was the Registrant's principal market, has been almost non-existent for the last twelve months. Partially replacing this market is a growing demand for MMDS Internet and telephony applications.

The Company shipped its initial high definition television (HDTV) transmitters in the quarter ended September 30, 1999 and is confident this segment will continue to grow in the next two quarters.

Also, the Company has continued its efforts to become involved in high speed Internet service by integrating developed technology with the installation and operation of the service. The

Company is involved in raising capital to secure Federal Communications Commission ("FCC") licenses for the domestic areas to develop 40-50 additional high speed Internet sites.

The low volume of shipments for the quarter ended September 30, 1999 produced a gross profit of $182,000 or 19% of net sales and increased the gross profit to $290,000 or 16% of net sales for the six month period ended September 30, 1999. This latter amount compared to a gross profit of $1,369,000 (31% of net sales) for the six months ended September 30, 1998.

Total operating expenses of $666,000 for the second quarter of fiscal 2000 was 5% less than the comparable quarter one year ago. Total operating expenses for the six months ended September 30, 1999 accumulated $1,198,000 compared to $1,389,000 for the like period one year ago.

Selling expenses for the quarter of $264,000 was $35,000 less than the comparative quarter one year ago while expenses totaled $494,000 for the first two quarters of the current fiscal year compared to $622,000 for the comparable first half of the previous year. Reductions were shown in all categories for the periods under discussion except for the travel expense as additional expense was incurred as foreign contracts were pursued.

General and administrative expense for the second quarter ended September 30, 1999 at $305,000 was 3% higher than the second quarter ended September 30, 1998 due to expenses relating to the Registrant's continuing involvement with new potential revenue sources. General and administrative expense for the six months ended September 30, 1999 totaled $531,000 or 5% less than the like period one year ago.

Research and development expenses totaled $97,000 and $174,000 for the second quarter and first half of fiscal 2000. These costs were 9% and 16% less, respectively, compared to the same periods for fiscal 1999. The Company is committed to research and development in order to remain competitive in the MMDS and HDTV industries, including digital applications for television and high speed Internet service.

The low sales volume for the quarter and six months ended September 30, 1999 resulted in a loss from operations of $484,000 and $909,000, respectively, compared to income from operations of $10,000 for the quarter and a loss from operations of $20,000 for the six months ended September 30, 1998.

Interest expense for the quarter of $8,000 increased the amount for the first six months of fiscal 2000 to $27,000 compared to $42,000 for the same period one year ago. The reduction of interest for the current year is due primarily to the reduction of debt. Payment of interest to the Internal Revenue Service ("IRS") of approximately $8,000 is included in the previous years' quarter and six months.

Interest income for the quarter ended September 30, 1999 of $44,000 increased interest income for the first two quarters of fiscal 2000 to $84,000 , a reduction of $23,000 and $44,000 compared to the same periods, respectively, one year ago. These reduction were due to the reduction of funds available for investment. Also, approximately $18,000 was earned on financing sales in the prior year.

Other income was $10,000 for the quarter and $14,000 for the first six months ended September 30, 1999 compared to other income of $6,000 for the first six months for the previous fiscal year. A total of $13,000 was earned in the six month period of fiscal 2000 for rental of equipment.

Net loss before income tax benefit was $439,000 for the quarter and $837,000 for the six months ended September 30, 1999. Tax benefits reduced the net loss to $288,000 for the quarter (equal to $(.07) cents per common share outstanding ) and $589,000 for the six months ended September 30, 1999 (equal to $(.15) per share of common stock outstanding). The comparative amounts for fiscal 1999 were net income of $40,000 for the second quarter and net income of $56,000 for the first six months. Both amounts were equal to $.01 cent per share of common stock outstanding. There are no state tax liabilities for any of the periods under discussion since all profitable companies in the consolidated reporting groups are domiciled in jurisdictions that do not impose income taxes.

Cash and cash equivalents (primarily money market funds) totaled $1,320,000 as of September 30, 1999, a reduction of $253,000 from the balance as of March 31, 1999 due primarily to the loss sustained for the first half of fiscal 2000. United States Treasury Bills decreased $15,000 during this same period as interest was transferred to the cash account.

Accounts receivable increased from $603,000 as of March 31, 1999 to $645,000 due to the timing of payments.

Inventories decreased $170,000 for the six months ended September 30, 1999 as internal restrictions on purchasing inventories has been maintained.

Prepaid expense totaled $333,000 as of September 30, 1999 compared to $661,000 as of March 31,1999 due primarily to the Registrant receiving $367,000 of tax refunds. Deferred income taxes increased from $132,000 as of March 31, 1999 to $148,000 in recognition of timing differences between current and future tax liabilities.

An amount of $27,000 of new equipment purchased during the six month period ended September 30, 1999 was offset by depreciation of $133,000 resulting in a net decrease of $106,000 for property, plant and equipment at September 30, 1999 compared to March 31, 1999.

Other assets increased by $27,000 from March 31, 1999 to September 30, 1999 as an additional investment in the Company's high speed Internet service was made.

Accounts payable balance of $288,000 as of March 31, 1999 was reduced to $115,000 as normal payments to vendors were made and the Company maintained its internally imposed restrictions on purchasing inventories. Accrued expense decreased a modest $18,000 during the same period due to timing of accruals and payments.

Long term debt, including the current portion, was reduced from $768,000 as of March 31, 1999 to $712,000 as scheduled payments were processed.

Deposits from customers increased from $77,000 as of March 31, 1999 to $127,000 as of September 30, 1999 indicating a modest upturn in orders.

The backlog of unsold orders totaled $454,000 as of September 30, 1999 compared to a backlog of $239,000 as of March 31, 1999. A large export order booked in October increased the backlog to $869,000 at October 31, 1999.

The Company had a total of 45 persons (including 2 part time) as of September 30, 1999, the same as of March 31, 1999. The Company does not anticipate any sizable increase in the next three months.

The Registrant has now entered into its third quarter of fiscal 2000 and encountered minimal software problems, all of which have been resolved. Contingency plans for the year 2000 have been completed with the exception of a potential failure of a power grid or public telecommunication systems which is still in the planning stage.

Management believes that its working capital coupled with cash flow from operations will be sufficient to fund anticipated working capital and debt payment requirements for fiscal 2000. The Company plans to operate high speed Internet systems which will entail outside funding.

Large corporations such as MCI WorldComm and Sprint have been acquiring MMDS spectrum (licenses) in the past nine months. These companies will utilize equipment currently manufactured by the Company. While this will have a favorable effect on future sales, the improvement is not expected until the first quarter of calendar year 2000.

            SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995
            =====================================================

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


                              EMCEE BROADCAST PRODUCTS, INC.


Date: November 10, 1999       /s/ James L. DeStefano
                              ==========================
                              JAMES L. DeSTEFANO
                              President/CEO

Date: November 10, 1999       /s/ Allan J. Harding
                              ===========================
                              ALLAN J. HARDING
                              Vice President-Finance