Form 10QSB
period 1999-12-31
EMCEE BROADCAST PRODUCTS INC
filed 2000-02-11
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    December  31, 1999

Commission file number                            1-6299

                  EMCEE Broadcast Products, Inc.
     (Exact name of registrant as specified in its charter)

Delaware                                          13-1926296
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification
No.)

Registrant's telephone number, including area code:         570-443-9575

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

Common stock, $ .01-2/3 par value - 3,982,397 shares as of February 10, 2000.























              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                                           PAGE(S)
PART I.  FINANCIAL INFORMATION:

    CONSOLIDATED BALANCE SHEETS -
        December 31, 1999 and March 31, 1999                  3

   CONSOLIDATED STATEMENTS OF OPERATIONS  -
         Nine Months and three months ended December 31,
           1999 and 1998                                      4

   CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Nine Months ended December 31, 1999                 5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine Months ended December 31, 1999 and 1998        6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8-11


PART II.  OTHER INFORMATION:

   SIGNATURES                                                12
NOTE:  Any questions concerning this report should be addressed to
             Mr. Allan J. Harding, Vice President-Finance.


                      PART I.  FINANCIAL INFORMATION
             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                 - DECEMBER 31, 1999 and MARCH 31, 1999 -

                                       =====================================
                                         DEC 31, 1999         MARCH 31,1999
                                         UNAUDITED
                                       =====================================
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                $1,120,810            $1,572,423
 U. S. Treasury Bills                      1,768,269             1,775,933
 Accounts receivable, net of allowance for
  doubtful accts.Dec -$60,000/
  March-$35,000                              958,283               603,248
  Inventories                              3,133,814             3,522,579
  Prepaid expenses                           428,189               660,842
  Deferred taxes                             141,000               132,000
                                         -----------------------------------
   TOTAL CURRENT ASSETS                    7,550,365             8,267,025
PROPERTY, PLANT & EQUIPMENT:
 Land & land improvements                    246,841               246,841
 Building                                    617,474               617,670
 Machinery & equipment                     1,921,320             2,017,084
                                         -----------------------------------
                                           2,785,635             2,881,595
  Less accumulated depreciation            2,201,493             2,150,315
                                         -----------------------------------
   NET PROPERTY, PLANT & EQUIPMENT           584,142               731,280
                                         -----------------------------------
OTHER ASSETS                                 510,929               492,149
                                         -----------------------------------
NOTE RECEIVABLE                              522,500               510,000
   Less deferred portion                    (522,500)             (510,000)
                                         -----------------------------------
                                                   0                     0
                                         -----------------------------------
TOTAL ASSETS                              $8,645,436            $9,490,454
                                         ===================================

LIABILITIES & SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current  portion of long-term debt         $90,000              $119,000
  Accounts payable                           332,219               288,029
  Accrued expenses                           260,889               297,754
  Deposits from customers                     70,169                76,745
                                         -----------------------------------
   TOTAL CURRENT LIABILITIES                 753,277               781,528
                                         -----------------------------------
LONG-TERM DEBT, net of current portion       631,566               649,287
                                         -----------------------------------




SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
  authorized 9,000,000 shares; issued
  4,384,161                                  73,084                73,084
  Additional paid-in capital              3,502,092             3,502,092
  Retained earnings                       5,546,068             6,345,114
                                         ----------------------------------
                                          9,121,244             9,920,290
  Less shares held in treasury at cost:
    401,764 shares Dec '99 and Mar '99    1,860,651             1,860,651
  TOTAL SHAREHOLDERS' EQUITY              7,260,593             8,059,639
                                         ----------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $8,645,436            $9,490,454
                                         ==================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED DECEMBER  31, 1999 AND 1998
                                   (Unaudited)
                             ==============================================
                                   NINE (9) MONTHS      THREE (3) MONTHS
                             12/31/99       12/31/98   12/31/99    12/31/98
                             ==============================================
NET SALES                    $2,935,002   $5,171,345  $1,147,361   $806,551
COST OF PRODUCTS SOLD         2,432,048    3,738,205     934,011    742,439
                             ----------------------------------------------
GROSS PROFIT                    502,954    1,433,140     213,350     64,112
                             ----------------------------------------------
OPERATING EXPENSES:
 Selling                        685,259      875,439     191,283    253,559
 General and administrative     778,841      895,820     247,927    336,062
 Research and development       283,826      301,993     110,319     94,785
                             -----------------------------------------------
   TOTAL OPERATING EXPENSES    1,747,926    2,073,252    549,529    684,406
                             -----------------------------------------------
LOSS FROM OPERATIONS          (1,244,972)    (640,112)  (336,179)  (620,294)
                             -----------------------------------------------

OTHER INCOME (EXPENSE), NET:
 Interest expense                (41,959)     (57,511)   (15,205)   (15,944)
 Interest income                 123,656      181,353     39,516     53,422
 Other                            23,129       25,783      8,740     20,241
                             -----------------------------------------------
TOTAL OTHER INCOME, NET          104,826      149,625     33,051     57,719
                             -----------------------------------------------
NET LOSS BEFORE TAX BENEFIT    (1,140,146)   (490,487)  (303,128)  (562,575)

INCOME TAX BENEFIT               (341,100)   (170,000)   (92,700)  (186,000)
                             -----------------------------------------------
NET LOSS                        $(799,046)  $(320,487) $(210,428)  $(376,575)
                             ===============================================
COMMON SHARE AND COMMON
SHARE EQUIVALENT OUTSTANDING
  Basic                         3,982,397   4,015,457  3,982,397   3,995,723
                             ===============================================
  Diluted                       3,982,397   4,015,457  3,982,397   3,995,723
                             ===============================================
LOSS PER COMMON SHARE AND
COMMON SHARE EQUIVALENT
  Basic                             $(.20)     $(.08)     $(.05)      $(.09)
                             ===============================================
  Diluted                           $(.20)     $(.08)     $(.05)      $(.09)
                             ===============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NINE MONTHS ENDED DECEMBER 31, 1999
                                 (Unaudited)


                            ADDITIONAL
           COMMON STOCK     PAID-IN   RETAINED  TREASURY STOCK
         SHARES   AMOUNT    CAPITAL  EARNINGS  SHARES    AMOUNT     TOTAL
        =====================================================================
BALANCE
3/31/99
        4,384,161 $73,084 $3,502,092 $6,345,114 401,764($1,860,651)$8,059,639

NET LOSS
FOR THE
PERIOD                                 (799,046)                    (799,046)

        ---------------------------------------------------------------------
BALANCE
12/31/99
        4,384,161 $73,084 $3,502,092 $5,546,068  401,764($1,860,651)$7,260,593
        =====================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE (9) MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                    (Unaudited)
                                            ===========================
                                                  NINE (9) MONTHS
                                            12/31/99       12/31/98
                                            ============================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $(799,046)    $(320,487)
  Adjustments:
   Depreciation                                195,722       204,930
   Provision for doubtful accounts              26,986        36,454
   (Increase) decrease in:
    Accounts receivable                       (382,021)      612,191
    Inventories                                388,765      (200,608)
    Prepaid expenses                           232,653      (307,755)
    Deferred taxes                              (9,000)      (22,000)
    Other assets                               (18,780)     (109,533)
    Increase (decrease) in:
     Accounts payable                           44,190      (299,759)
     Accrued expenses                          (36,865)      (21,213)
     Deposits from customers                    (6,576)       57,659
     Accrued income taxes                                    (61,857)
                                           -----------------------------
NET CASH USED IN OPERATING ACTIVITIES         (363,972)     (431,978)
                                           -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property,plant & equipment    (48,584)     (126,527)
  Purchase of US T-Bills                    (2,327,208)   (3,400,000)
  Proceeds from maturities of US T-Bills     2,334,872     3,900,751
                                           -----------------------------
NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                    (40,920)       374,224
                                           -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long term debt:
  New borrowings                               20,141
  Payments                                    (66,862)       (63,557)
Acquisition of company stock                              (211,477)
                                           -----------------------------
NET CASH USED IN FINANCING ACTIVITIES         (46,721)      (275,034)
                                           -----------------------------
NET DECREASE IN CASH                         (451,613)      (332,788)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                        1,572,423      2,529,594
                                           -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $1,120,810     $2,196,806
                                           =============================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
 Cash paid during the period:
  Interest Expense                            $36,934        $52,132
                                           =============================
 Income Taxes                                 $ 6,000       $242,560
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

    2. The results of operations for the three month and nine month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

    3. At December 31, 1999, cash equivalents included $894,000 invested in a money market portfolio.

    4.  INVENTORIES consisted of the following:

                                 December 31,1999         March 31, 1999
                                 ----------------------------------------
                                     (UNAUDITED)
        FINISHED GOODS             $    181,000            $   266,000
        WORK-IN-PROCESS                 664,000                686,000
        RAW MATERIALS                   919,000              1,008,000
        MANUFACTURED COMPONENTS       1,369,814              1,562,579
                                   --------------------------------------
                                     $3,133,814              $3,522,579
                                   ======================================

        Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

    5. EARNINGS PER SHARE. Basic income per share is computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is similar to basic income per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The number of options and warrants that could potentially dilute basic earnings
(loss) per share were 315,200 at December 31,1999 and 1998.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1999 of $1,147,000 was an increase of 42% over the quarter ended December 31, 1998. Net sales for the nine months ended December 31, 1999 totaled $2,935,000 or 43% below net sales for the same period one year ago.

Although product demand is still decreased from past years, the increase in sales quarter to quarter for fiscal 2000 is an indication that the demand is improving, especially in the foreign market.

Foreign sales for the quarter ended December 31, 1999 totaled $710,000 compared to $539,000 for the same period one year ago. Sales for the nine months ended December 31, 1999 of $1,528,000 was $1,033,000 less than the nine months ended December 31, 1998.

A comparison of export shipments by region is as follows:

                         Quarter            Nine Months
                      ending December 31  ending December 31
Region                  1999*  1998*       1999*  1998*
                                  (000's omitted)
==============================================================
Asia/Pacific Rim        78      145        353      1,002
Middle East            193       --        393        352
South America          391        7        533        162
North America           (7)     186         20        373
Central America          5        6         24         91
Caribbean               24      134        115        219
Europe                  32       89         55        311
Africa                  --       40         --         45
Other                   (6)     (68)        35          6
                       ==================================
                       710      539      1,528      2,561

*Based on customers with $2,500 or more of sales

Domestic sales for the quarter ended December 31, 1999 totaled $437,000 and increased nine month domestic sales to $1,407,000 compared to $2,610,000 for the first nine months ended December 31, 1998 as the demand for Multichannel Multipoint Distribution Services (MMDS) has virtually halted.

Management is confident that new products for high definition television
(HDTV) and high speed Internet service that have been developed will provide additional sales in fiscal 2001. The initial sale of an HDTV transmitter was transacted in September 1999 and additional sales are anticipated as television operators conform to Federal Communications Commission (FCC) regulations requiring high definition transmitting by 2003.

On February 8, 2000, the Company announced it has signed a Letter of Intent to acquire the assets of Advanced Broadcast Systems, Inc. (ABS), a privately held corporation that designs, manufactures and distributes high and medium power television equipment for UHF broadcast markets. The acquisition is conditioned upon the parties' entering into and complying with a mutually acceptable final written definitive Purchase Agreement. The acquisition is expected to be funded from current working capital and the use of a certain amount of stock held by the Company as Treasury stock.

Gross profit totaled $213,000 for the quarter ended December 31, 1999 compared to $64,000 for the quarter ended December 31, 1998 as the latter quarter's low volume affected the margins. Gross profit for the nine months ended December 31, 1999 totaled $503,000 or 17% of net sales compared to $1,433,000 or 28% to sales for the nine months ended December 31, 1998. Although the decrease in volume was the primary reason for the decrease in comparable gross profit, a higher percent of original equipment manufactured by others (O.E.M.) of 24% for 1999 compared to 15% for 1998 also contributed to the decrease, as profit margins are less than EMCEE manufactured products.

Total operating expenses of $550,000 for the third quarter of fiscal 2000 were 20% less than the like period one year ago. Total operating expense for the nine months ending December 31, 1999 was $1,748,000 or 16% less than the nine month period one year ago as cost containment measures initiated in fiscal 1999 have continued.

Selling expenses included in total operating expenses decreased $62,000 for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 and decreased $190,000 for the respective nine month periods ended December 31, 1999 and 1998. The major reduction for the quarter and nine month periods, as could be expected, was in commissions. Additional reductions were experienced in salaries, shows and advertising.

General and administrative expenses of $248,000 for the quarter ended December 31, 1999 increased general and administrative expenses to $779,000 for the nine month period ended December 31, 1999 compared to $896,000 for the first
nine months one year ago.   Expenses decreased primarily in salaries and
salary related expenses and in legal expenses as an expense of approximately $60,000 occurred in the prior period relating to an evaluation of the Company and a proposed merger with a third party. A determination was made by management and consultants that the offer was inadequate.

Research and Development expense for the quarter and nine months ended December 31, 1999 totaled $110,000 and $284,000 respectively compared to $95,000 and $302,000 for the same two periods one year ago. Although the nine months expense of fiscal 2000 is 6% less than the same period of fiscal 1999, the Company is maintaining research and development expense at the same level as previous years to remain competitive in the MMDS and HDTV industries.

Although sales for the quarter ended December 31, 1999 improved in comparison to the quarter ended December 31, 1998 and increased compared to the first and second quarters of the current fiscal year, the volume was not sufficient and a loss from operations of $336,000 was sustained for that period and increased the loss from operations to $1,245,000 for the nine month period ended December 31, 1999 compared to a loss from operations of $640,000 for the nine months ended December 31, 1998.

Interest income of $40,000 for the quarter and $124,000 for the nine month period ending December 31, 1999 came primarily from money market and Treasury Bill investments. This amount is less than the amount of $181,000 for the first nine months ended December 31, 1998 as cash has been used in the Company's operations.

Interest expense for the quarter ended December 31, 1999 was $15,000 and totaled $42,000 for the nine months of fiscal 2000 compared to $58,000 for the same period one year ago. The decrease was due to the scheduled payment of long term debt and included in the amount for the nine months ended December 31, 1998 was a payment to the Internal Revenue Service of approximately $8,000.

Other income derived primarily from rental of equipment totaled $23,000 for the first nine months ended December 31, 1999, a slight decrease from the amount of $26,000 for the same period one year ago.

Total other income, net of $33,000 for the quarter and $105,000 for the nine month period of fiscal 2000 reduced the loss to a net loss before tax benefit to $303,000 (quarter) and $1,140,000 (year to date). Federal income tax benefits reduced these losses to $210,000 for the quarter and $799,000 for the first nine months ended December 31, 1999 respectively. The loss per share of stock outstanding equals .05 cents for the quarter and .20 cents for the first three quarters of fiscal 2000. The comparable amounts for the one year period were net losses of $377,000 or .09 cents per share for the quarter and $320,000 or .08 cents per share for the first three quarters ended December 31, 1998.

Cash and cash equivalents including investments in U.S. Treasury Bills totaled $2,889,000 as of December 31, 1999, a reduction of $459,000 compared to March 31, 1999 as cash was used in ongoing operations for the Company.

Accounts receivable, net of reserve for doubtful accounts increased from $603,000 as of March 31, 1999 to $958,000 as of December 31, 1999 due to the increase in shipments for the period, especially in the month of December 1999.

Inventories decreased from $3,523,000 as of March 31, 1999 to $3,134,000 as of December 31, 1999 due to the same increase in sales volume. Accounts payable increased by $44,000 for the same period as inventory replacements were purchased.

Prepaid expenses, which include prepaid taxes of $348,000 as of December 31, 1999 decreased $232,000 compared to March 31, 1999. Approximately $367,000 of a tax refund received during this nine month period was partially offset by tax benefits accrued for the same time period. Prepaid expense, which includes deposits on shows decreased approximately $20,000 on December 31, 1999 compared to March 31, 1999 as the payments were expensed.

Deferred taxes increased from $132,000 as of March 31, 1999 to $141,000 as of December 31, 1999 in recognition of timing differences between current and future tax liabilities.

Current portion of long term debt was reduced from $119,000 as of the beginning of fiscal 2000 to $90,000 as of December 31, 1999 in recognition of the reduction of long term debt including the current portion from $768,000 as of March 31, 1999 to $722,000 as of December 31, 1999, the latter including an additional borrowing of $21,000 as a new vehicle was financed.

The Registrant has a $2,000,000 line of credit available from its primary lending institution. The Company believes its working capital, coupled with cash flows from operations will be sufficient to fund anticipated working capital requirements for fiscal 2000.

Net property, plant and equipment totaled $584,000 as of December 31, 1999, a reduction of $147,000 from March 31,1999 as depreciation expense of $196,000 exceeded capital additions of $49,000.

Accrued expenses, which totaled $298,000 as of March 31, 1999, decreased $37,000 due primarily to changes in salary and salaried related accruals.

Deposits from customers totaled $70,000 as of December 31, 1999 or a decrease of $7,000 from March 31, 1999 as the increased shipments reduced these deposits.

Other assets equaled $510,000 as of December 31, 1999 and consists primarily of the Registrant's investment in two limited liability corporations (LLC's) that are involved in high speed Internet service. Also included in this category is a note receivable plus interest in the amount of $113,000 from a principal of the aforementioned investments.

The Registrant is cognizant of the recent increase of both the trading activity and the trading price of the Company's stock (Nasdaq: ECIN). The Company believes this has occurred because of investors interest in the expansion of Broadband Wireless Access (BWA) for data and, in the future, telephony, for which the Company manufactures Radio Frequency (RF) products as components for complete wireless systems in the MMDS (2.5GHz) spectrum.

The Company has now entered into the fourth quarter of Year 2000 with minimal software issues. Minor issues that have occurred have been successfully resolved.

The backlog of unsold orders totaled $752,000 as of December 31, 1999 compared to $239,000 as of the beginning of the current fiscal year and $1,172,000 as of December 31, 1998. Management is confident that the currency and economic problems in the export market have abated and that new products in the domestic market will increase sales for the fourth quarter of 2000 and fiscal 2001.

Employment as of December 31, 1999 was 45 employees, including 2 part times employees which is the same amount as of March 31, 1999 but less than the 66 total employees as of December 31, 1998. It is anticipated that employees will be added as orders improve.

       SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                             REFORM ACT OF 1995

Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital, high speed Internet, telephony and HDTV products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings. Copies of the Company's most recent 10-KSB and this 10-QSB are available upon request.



                       PART II.  OTHER INFORMATION

                         ITEM 1   LEGAL PROCEEDINGS

There is no information relevant to the Registrant which must be disclosed under this item.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             EMCEE BROADCAST PRODUCTS, INC.



Date: February 10, 2000      /s/ JAMES L. DeSTEFANO
                             ------------------------
                             JAMES L. DeSTEFANO
                             President/CEO


Date: February 10, 2000      /s/ ALLAN J. HARDING
                             -------------------------
                             ALLAN J. HARDING
                             Vice President-Finance