Form 10KSB
period 2000-03-31
EMCEE BROADCAST PRODUCTS INC
filed 2000-06-27
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                 FORM 10-KSB


(Mark One)

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
   X               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                         For the fiscal year ended March 31, 2000

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

                                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State issuer's revenues for its most recent fiscal year, $4,738,493.

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $3,855,763 computed by reference to the closing bid price of the stock at June 23, 2000. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                  OUTSTANDING AT JUNE 23, 2000
Common stock, par value $.01-2/3              4,041,709
 per share

               DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 2000.
Transitional Small Business Disclosure Format (Check One)
                                        Yes      ;  No   X  .

                  EMCEE BROADCAST PRODUCTS, INC.
                           FORM 10-KSB
                 FISCAL YEAR ENDED MARCH 31, 2000

              TABLE OF CONTENTS        PAGE NUMBER
PART I.

ITEM 1.   DESCRIPTION OF BUSINESS         1

ITEM 2.   DESCRIPTION OF PROPERTY         5

ITEM 3.   LEGAL PROCEEDINGS               6

ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS        6
PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS     6

ITEM 6.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATIONS  7

ITEM 7.   FINANCIAL STATEMENTS           14

ITEM 8.   CHANGE IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES      14

PART III.
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT            14

ITEM 10.  EXECUTIVE COMPENSATION         14

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND
          MANAGEMENT                     14

ITEM 12.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS           15

ITEM 13.  EXHIBITS AND REPORTS ON
          FORM 8-K                       15

          SIGNATURES                     17
                              PART I
ITEM 1.  DESCRIPTION OF BUSINESS
The Registrant (sometimes alternatively referred to in this report as the "Company" or "EMCEE") is a corporation, organized and existing under the laws of the State of Delaware. The Company was incorporated in 1960.
The Company is engaged principally in the manufacture and sale of Multichannel Multipoint Distribution Service ("MMDS") microwave transmitters and related equipment for the wireless cable industry. The Company also manufactures and sells low power television ("LPTV") transmitters and related equipment for the television broadcast industry.
In addition, the Company provides all services relative to the design, procurement and installation of television broadcast stations, with the exception of licensing submissions.
With the April, 2000, asset acquisition of Kentucky based Advanced Broadcast Systems, Inc., the Company plans to compete in the business of manufacturing and selling medium and high powered television transmitters, which includes transmitters used for high definition television ("HDTV").
Through its subsidiary, R.F. Internet Systems, Inc., the Company is involved in two joint ventures, the purpose of which is to sell wireless high speed Internet access. Presently, only one of these businesses is operational with 42 subscribers. The Company believes that the success of these businesses will, in large measure, be dependent on Federal Communication Commission ("FCC") approval of 2-way high speed service (the ability to send information 10 to 100 times faster than traditional telco Internet access). The Company's operating joint venture currently works off of an FCC approved application for "experimental" 2-way high speed service. Although the Company will continue to manufacture and sell transmitters and related equipment to this industry, it has no plans to participate as an operator beyond the two joint ventures in which it is currently involved.
The Company's products are sold and distributed primarily through the Company's sales staff and independent sales representatives. Most sales occur in the commercial, educational and private television system markets.
For more than the past three years, most of the Company's sales volume has come from the wireless cable industry. While the Company plans to continue to market and sell products to the LPTV market and develop the medium and high power television business, it anticipates that MMDS sales will continue to dominate in both foreign and domestic markets, with foreign sales of all products to dominate total sales into the foreseeable future.
At March 31, 2000, the Registrant employed 51 people on a full-time basis.
The Company has a variety of raw material sources available to conduct its present business. However, substantial periods of lead time for delivery are sometimes experienced by the Company, making it necessary to inventory varied quantities of materials. Beginning in the fourth quarter of fiscal year 2000, the Company experienced unusual difficulty securing transistor and other parts for its digital MMDS products due to product shortages of certain vendors. The problem continues but should be resolved sometime in the second quarter of fiscal year 2001, which is when the Company believes production will catch up with demand and raw material shortages will end, and when the Company anticipates completing the re-design of amplifiers that utilize another vendor's transistors.
Significant portions of the Registrant's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition, the timing of these contracts relate to economic and regulatory developments over which the Registrant has little or no control.
In fiscal year 2000, purchases by one overseas customer constituted $1.1 million or 24% of the Company's net sales. Although these purchases were significant in both amount and as a percentage of sales, the Company is not dependent on this customer for future sales.
The Registrant's principal suppliers are Andrew Corporation, Fujitsu Corporation and Microwave Filter Company, Inc.
Substantially all of the Registrant's domestic products must receive FCC approval prior to being marketed and sold. As of the date of this report, all of the Registrant's products requiring FCC approval have received it.
While FCC regulations can have an effect on the demand for the Registrant's domestic products, the Registrant neither knows of nor anticipates any government regulation which would have a material effect on its business.
The amount of money spent on the Registrant's research and development activities in fiscal years 1999 and 2000 was, respectively,$422,426 and $430,678. An additional $9,000 of research and development costs was funded by customers in fiscal year 1999.
In the MMDS industry, the Registrant occupies a strong position among its competitors. However, the Company continues to experience significant pricing pressures in the MMDS industry, primarily as a result of a reduction in demand for MMDS products, both domestically and internationally.
The primary methods of competition in the Registrant's industry are product pricing, the ready availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.
There has been no material effect on the Registrant as a result of compliance with federal, state or local environmental laws.
The Registrant's principal corporate logos, "EMCEE" and "EMCEE Broadcast Products", are registered in the United States Patent and Trademark Office and are used by the Registrant pursuant to a license with its wholly owned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, the Registrant also uses the trademark, "Site Lock", which is a mark associated with a product sold by the Registrant that enhances analog picture quality for MMDS systems in close proximity to systems operating on the same frequency, and utilizes a patent for a solid state S-band transmitter.
ITEM 2.  DESCRIPTION OF PROPERTY
The Registrant conducts operations at its facility located on 25 acres, which the Registrant owns, in White Haven, Pennsylvania.
The building was constructed specifically for the Registrant in 1968 and consists of approximately 27,000 square feet, with the majority of the area devoted to manufacturing. The front portion of the building, consisting of two floors, houses administrative, engineering and sales offices. The land, building and improvements are well maintained and in good condition.
The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, First Union National Bank. These encumbrances secure the Registrant's working line of credit, mortgage loan and two term loans with the lender. As of the date of this report, the aggregate principal balance of these encumbrances is $684,234.
The Registrant also leases a warehouse in White Haven, Pennsylvania, in which it stores equipment and archival documents.

ITEM 3.  LEGAL PROCEEDINGS
There is no information relevant to the Registrant which must be disclosed under this Item 3.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000.
                             PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The NASDAQ National Market is the principal market on which the Registrant's common stock is traded.

MARKET INFORMATION
STOCK PRICE
The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:
                   FISCAL YEAR 2000                    FISCAL YEAR 1999

     QTR ENDED: JUNE 30 SEPT 30 DEC 31 MAR 31   JUNE 30 SEPT 30 DEC 31 MAR 31

     (BID) HIGH $4.00   $6.50   $14.00  $13.00  $3.25    $3.125 $2.38   $4.75

     (BID) LOW  $1.719  $1.25   $ 1.75  $5.375  $2.50    $1.25 $1.125  $1.031

The above high/low bid information was obtained from the NASDAQ Stock Market, Inc.

HOLDERS
At March 31, 2000, the number of holders of the Registrant's common stock was 1,307.

DIVIDENDS
No dividends were declared during fiscal year 1999 or fiscal year 2000. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE  SECURITIES LITIGATION
REFORM ACT OF 1995:

Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the Multichannel Multipoint Distribution Service (MMDS) or Low Power Television (LPTV) industries or medium to high definition television (HDTV) products, demand for the Company's products both domestically and internationally, the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and Internet products), technological changes, economic conditions(both foreign and domestic), litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

Net sales for fiscal year 2000 (ended March 31, 2000) totaled $4,738,000 compared to $5,896,000 for fiscal year 1999. This downward trend in sales began in fiscal year 1995 and is due to the lack of operators of MMDS television service in the domestic market and the currency and other economic problems in the foreign markets.

Foreign shipments for fiscal year 2000 totaled $2,962,000, compared to $2,992,000 for fiscal year 1999. The downward trend in foreign sales appears to have abated, as foreign shipments for the fourth quarter of fiscal 2000 totaled $1,434,000 and orders for the first quarter of fiscal 2001 are strong.

Foreign sales have been historically more than half of total sales and comprised 63%, 51% and 61% for fiscal years 2000, 1999 and 1998. The composition of these shipments to the following geographic regions is as follows:

Region              2000*   1999*   1998*
-------------------------------------------
Asia/Pacific Rim   $1,516  $1,015  $2,118
Middle East          $393    $372    $479
South America        $698    $140    $893
North America         $47    $368    $573
Central America       $26    $102    $427
Caribbean            $104    $423     $11
Europe                $83    $365    $249
Africa                 --     $52    $206
Other                 $95    $155    $607
                   -----------------------
                   $2,962  $2,992  $5,563
                   =======================

*Based on customers having $10,000 or more of sales; amounts in thousands

Gross profit equaled $1,000,000 for fiscal 2000 compared to $1,352,000 for fiscal 1999. Export shipments, which historically carry higher margins than domestic sales, contributed $805,000 or 81% of gross profit compared to 57% for fiscal 1999 and 67% for fiscal 1998.

The largest single customer for fiscal 2000 accounted for $1,122,000 (24% of net sales) of wireless television and high speed digital Internet systems in Korea. The orders, which totaled $2.3 million as of March 31, 2000, are expected to be completed by September 30, 2000. By comparison, the largest customers for fiscal 1999 consisted of several divisions of a federal government contract totaling $718,000 or 12% of net shipments.

The Company has continued cost controls resulting in a decrease in total operating expenses from $2,572,000 for fiscal year ended March 31, 1999 to $2,402,000 for the fiscal year ended March 31, 2000; the exception being an increase in research and development expenses from $422,000 for fiscal 1999 to $431,000 for fiscal 2000.

Selling expense totaled $900,000 for fiscal 2000, a decrease of 10% compared to fiscal 1999.

Travel expense increased from $24,000 for fiscal 1999 to $42,000 as additional international travel was incurred including a trip to China in fiscal 2000. Substantially the same amount was offset by a decrease in shows and conventions expense for the same periods. The major reduction in fiscal 2000 compared to the previous year was the reduction of commissions due primarily to the decrease in sales volume.

General and administrative expense totaled $1,072,000 for fiscal 2000, a decrease of $81,000 (7%) from fiscal 1999. While most categories within this department did not have significant changes, legal and related fees decreased from $171,000 for fiscal 1999 to $90,000. Included in the amount for fiscal 1999 was approximately $80,000 for expenditures to evaluate a merger initiated by a third party. A determination was made by management that the offer was inadequate.

Bad debt provision increased from $31,000 for fiscal 1999 to $42,000 for fiscal 2000. The Registrant increased the reserve to $70,000 as of March 31, 2000 in recognition of additional exposure as extended payment terms are being offered to certain foreign customers.

Research and development expense was $431,000 for the year ended March 31, 2000 or approximately $8,000 more than the prior year as the Company continues to develop and improve products for high definition television (HDTV) and MMDS (including high speed Internet) products.

Due primarily to the decrease in sales for fiscal year 2000, a loss from operations of $1,403,000 was incurred compared to a loss from operations of $1,220,000 for fiscal year 1999.

Interest expense decreased from $72,000 for fiscal 1999 to $58,000 as $66,000 (net of borrowings) of long term debt was retired. Interest income decreased from $227,000 for fiscal 1999 to $169,000 for fiscal 2000 as the reduction of cash and cash equivalents decreased the amount available for investment.

Other income for fiscal 1999 totaled $48,000 and consisted primarily of fees for cancellation of orders and equipment rentals. In fiscal 2000, equipment rentals totaled $18,000 and cancellation fees were $6,000. Offsetting this was recognition of an operating loss of a Limited Liability Company(LLC), of which the Registrant has an investment totaling $34,000. The net result was net other income of $102,000 for fiscal 2000 compared to $204,000 for fiscal 1999.

Net loss before income tax benefits totaled $1,301,000 and $1,015,000 for fiscal years 2000 and 1999, respectively. Income tax benefits reduced the net loss to $827,000 or $(.21) cents per common share outstanding for fiscal 2000 compared to a net loss of $583,000 or $(.15) cents per common share outstanding for fiscal 1999.

There is no state tax liability for periods under review as all profitable companies in the consolidated reporting group are domiciled in jurisdictions that do not impose income taxes.

Selected financial data by quarter for the year ended March 31, 2000 and 1999 is as follows:

                     1st Quarter   2nd Quarter     3rd Quarter   4th Quarter
                    2000     1999   2000   1999   2000   1999   2000    1999
                    --------------------------------------------------------
                       (Thousands of Dollars, except per share amounts)
Net Sales           $812   $2,199   $975  $2,166 $1,147 $807  $1,804   $724
Gross profit(loss)  $107     $656   $182    $713   $213  $64    $498   ($81)
Net income(loss)   ($300)     $16  ($288)    $40  ($211)$377)   ($28) ($262)
Per Share:
Basic              $(.08)     Nil  $(.07)   $.01  $(.05) $(.09)$(.01)  $.07
Diluted            $(.08)     Nil  $(.07)   $.01  $(.05) $(.09)$(.01)  Net
Income (loss)      ($300)     $16  ($288)    $40  ($211) ($377) ($28)($262)


Foreign currency valuations decreased foreign sales commencing in the third quarter of fiscal 1999 and continued until the fourth quarter of fiscal 2000. Low domestic sales volume will continue to affect sales for all quarters until demand increases for new applications for high speed Internet service and HDTV.

IMPACT OF YEAR 2000

The Registrant commenced fiscal year 2000 as of April 1, 1999 and has fully implemented software applications with only minor changes need.

Liquidity and Capital Resources

Management believes that demand for its core product of MMDS television transmitters for the domestic market has been non-existent for the last year and for the future. There is however, a strong demand for these products in the international market coupled with high speed Internet service trend initiated in fiscal 1995.

The domestic market is in a transition mode waiting for the direction that will be taken by large companies such as Sprint and WorldCom for communication equipment utilizing the MMDS spectrum. The Registrant has developed equipment that it believes will be an integral component of the developing systems for television, telephone and Internet service.

On April 17, 2000, the Company acquired the assets of Advanced Broadcast Systems, Inc. for approximately $400,000 in cash, 37,112 shares of the Company's common stock valued at the acquisition date at $2.78 per share and the assumption of liabilities aggregating approximately $200,000 and other consideration. The acquired company manufactures commercial high and medium power analog and digital television transmitters for VHF broadcast markets.

Management believes that the acquisition will enhance the Company's present product line of low power broadcast products and will enable the Company to expand in the new market for digital HDTV service. This service has been mandated by the Federal Communications Commission in which all television stations are required to provide digital HDTV transmission by 2003. The acquisition may also open additional foreign markets for the Company's product.

The Registrant has also increased its investment in the domestic high speed Internet service market. Management believes that this service using digital MMDS equipment will have a positive return in fiscal 2001.

The Company's cash requirements were satisfied in fiscal 2000 from cash on-hand and customer deposits. These funds were sufficient to meet the Company's working capital requirements and debt payments. The Registrant, at March 31, 2000, had mortgage and equipment loans from its primary lending institution of $684,000. In addition, there is an available line of credit of $2,000,000 from the same lending institution. The line of credit was not used in fiscal 2000; however, borrowings were utilized in the first quarter of 2001 and there is $1,100,000 outstanding as of the date of this report.

The Registrant was in violation of two loan covenants with its primary lending institution as of March 31, 2000. One covenant requires the Registrant to maintain a cash flow to debt service coverage ratio of 3.00 to 1.00. The debt service coverage ratio as of March 31, 2000 was (5.5). In addition, the loan agreement requires the Company to obtain the institution's written consent prior to investing in or making payments to third parties other than in the normal course of business. During fiscal year 2000, the Registrant made advances to two affiliated third parties for a total of $350,000. The Registrant received notice of waiver of all loan covenant violations that occurred in fiscal 2000.

Cash and cash equivalents decreased $1,311,000 as of March 31, 2000 compared to March 31, 1999, principally due to the loss for fiscal 2000 and funds invested in high speed Internet companies. Investment in Treasury Bills totaled $1,774,000 as of March 31, 2000, almost the same as the amount of $1,776,000 as of March 31, 1999.

Accounts receivables increased from $603,000 as of March 31, 1999 to $1,452,000 as of March 31, 2000 primarily due to the result of increased sales in the last month of fiscal year 2000. These shipments include the sales for a Korean order and although export orders historically have been paid in advance and/or by letters of credit, the Company has, in fiscal 2000, extended terms on some orders to remain competitive. The Registrant has increased its allowance for doubtful accounts from $35,000 as of March 31, 2000 to $70,000 to reflect the additional exposure.

Inventories were reduced from $3,523,000 as of March 31, 1999 to $3,080,000 as of March 31, 2000 as a result of controls on purchasing enacted in fiscal 1999.

Prepaid expense which totaled $80,000 as of March 31, 2000 compared to $92,000 as of March 31, 1999. The latter amount included prepaid convention expense of $42,000, prepaid insurance of $21,000 and prepaid software maintenance of $6,000. The balances of these prepaids as of March 31, 1999 were $26,000, $20,000 and $26,000

Income taxes refundable decreased form $569,000 to $402,000 at march 31, 2000 due to estimated tax payments made in fiscal year 1999 that were not required in fiscal year 2000.

Deferred income taxes totaled $220,000 as of March 31, 2000 versus $132,000 as of March 31, 1999. The difference is due to temporary timing differences.

Property, plant and equipment net after accumulated depreciation equaled $540,000 as of March 31, 2000. Purchases of $52,000 was more than offset by depreciation for the year of $243,000 resulting in a net decrease of asset value of $191,000 compared to the year ended March 31, 1999.

Other assets totaled $1,292,000 as of March 31, 2000 compared to $492,000 as of March 31, 1999. The Company increased its investment by $100,000 in a LLC formed to operate a high speed Internet system increasing ownership from 10% to 16.14%. The Company invested $250,000 (approximately 6% of the entity) in a venture capital company that will acquire spectrum, build and promote operations in high speed Internet systems.

The Registrant maintains its original investment of $250,000 for a 50% interest of another LLC in which operations are not expected to begin until late calendar year 2000. The investment decreased approximately $21,000 due primarily to a loss for calendar 1999.

Included in other asset balance for both periods under discussion is a note receivable of $100,000 plus interest due from a principal of one of the members in the LLC investments which was due June 12, 2000. As of June 12, 2000 this note, which is collateralized, has not been retired. This receivable is in the process of collection as of the time of this report.

The remaining amount of other assets of $289,000 represents accounts receivable with due dates more than a year from March 31, 2000.

Long term debt, including current portion equaled $702,000 as of March 31, 2000 compared to $768,000 as scheduled repayments of $86,000 were made while a new borrowing of $20,000 (vehicle) was initiated.

Accounts payable increased from $288,000 as of March 31, 1999 to $369,000 as of March 31, 2000 as inventories were purchased in March 2000 in connection with a Korean order.

Accrued payroll and related expenses increased from $183,000 as of March 31, 1999 to $214,000 as of March 31, 2000 as employees have been added due to the increase in orders, from 45 persons at March 31, 1999 to a total of 53 persons as of March 31, 2000.

Other accrued expenses totaled $438,000 as of March 31, 2000 compared to $115,000 as of March 31, 1999. The majority of this increase is due to commissions to outside interests accrued but not paid as of March 31, 2000.

Common stock value of $73,084 and additional paid in capital of $3,502,000 increased over fiscal year 1999 to $73,450 and $3,583,000, respectively, as

22,200 shares of registered common stock was issued upon exercise of options under the Company's stock option plans. Retained earnings decreased by $827,000 from March 31, 1999 to March 31, 2000 due to the net loss for fiscal 2000.

Inflation has not had a significant impact on cost or price in the past two fiscal years under review; however, beginning in fiscal 2001 up to the time of this report, the Company has had a significant amount of shortages for a number of important parts that are part of certain final manufactured products. Although it appears that this is a temporary problem, it will have an impact on sales and earnings for the first quarter ending June 30, 2000.

The backlog of unsold orders totaled $1,367,000 as of March 31, 2000 compared to $239,000 as of March 31, 1999. Over 90% of the backlog as of March 31, 2000 is for foreign orders.

ITEM 7.   FINANCIAL STATEMENTS
See pages 19 to 35 of this report for the financial statements required by this Item.
ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
There is no information relevant to the Registrant which must be disclosed under this Item 8.
                             PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by this Item 9 is incorporated herein from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a) The following is an Exhibit Index of the applicable Exhibits to this report:

DESCRIPTION OF EXHIBIT       EXHIBIT NUMBER   PAGE NUMBER

Articles of Incorporation
  and Bylaws

Restated Certificate
      of Incorporation             3 i           (1)

Bylaws                              3 ii          (2)

Material Contracts

1996 Stock Option Plan              10            (1)
Officers Incentive Compensation
 Plan                               10            (1)
Agreement (Change in Control
 Agreements for certain Executive
  Officers)                         10            (3)
Non-Negotiable, Non-Transferable
Stock Warrant                       10            (3)
Settlement and Release Agreement    10            (1)
Asset Purchase Agreement between
 Advanced Broadcast Systems, Inc.
 (now known as Alpha Holding, Inc.)
  and EMCEE Holding Corp. (now known
  as Advanced Broadcast Systems,
  Inc.)                             10             36

Winbeam Incorporated Subscribtion
  Agreement                         10             80

Subsidiaries                        21             81

Financial Data Schedule             27             (4)

(1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1997.
(2) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year 1998.
(3) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 1996.
(4) This Exhibit was filed electronically, but is not included in the paper copy of this report.
(b) Form 8-K filings: The Registrant filed one report on Form 8-K during the last quarter of the period covered by this report. That report announced that the Registrant entered into a letter of intent to acquire substantially all of the assets of Advanced Broadcast Systems, Inc.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCEE BROADCAST PRODUCTS, INC.
/s/ JAMES L. DESTEFANO
James L. DeStefano, President/CEO
Date: June 26, 2000

/s/ ALLAN J. HARDING
Allan J. Harding, Vice President-Finance
Date: June 26, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JAMES L. DESTEFANO         Date: June 26, 2000
James L. DeStefano, Director

/s/ JOE B. HASSOUN             Date: June 26, 2000
Joe B. Hassoun, Director

/s/ MICHAEL J. LEIB            Date: June 26, 2000
Michael J. Leib, Director

/s/ RICHARD J. NARDONE         Date: June 26, 2000
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS          Date: June 26, 2000
Evagelia Rogiokos, Director

/s/ ROBERT HOSTETLER           Date: June 26, 2000
Robert Hostetler, Director

                      Independent Auditors' Report


Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania

We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Kronick, Kalada, Berdy & Company
Kingston, Pennsylvania
May 17, 2000


             EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS - MARCH 31, 2000 AND 1999
                                 ASSETS

                                      2000                  1999
                                  -------------------------------------

Current assets:
  Cash and equivalents            $   261,304              $ 1,572,423
  U.S. Treasury Bills               1,773,600                1,775,933
  Accounts receivable, net
     of allowance for doubtful
     accounts (2000, $70,000; 1999,
     $35,000)                      1,452,279                  603,248
  Inventories                      3,080,313                3,522,579
  Prepaid expenses                    80,113                   91,842
  Income taxes refundable            402,000                  569,000
  Deferred income taxes              220,000                  132,000
                                  ------------------------------------
         Total current assets      7,269,609                8,267,025
                                  ------------------------------------
Property, plant and equipment:
  Land and land improvements         246,841                  246,841
  Building                           617,475                  617,670
  Machinery                        1,925,042               2,017,084
                                   -----------------------------------
                                   2,789,358               2,881,595
  Less accumulated depreciation    2,249,467               2,150,315
                                   -----------------------------------
                                     539,891                 731,280
                                   -----------------------------------
Other assets                       1,292,448                 492,149
                                  ------------------------------------
Note receivable, sale of license     525,000                 510,000
Less deferred portion             (  525,000)             (  510,000)
                                  -------------------------------------
                                           0                       0
                                  -------------------------------------
Total assets                      $ 9,101,948            $ 9,490,454
                                  =====================================

See notes to consolidated financial statement.

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                            2000          1999
                                       --------------------------

Current liabilities:
 Current portion of long-term debt      $    106,000 $   119,000
 Accounts payable                            368,671     288,029
 Accrued expenses:
 Payroll and related expenses                 214,316     183,254
 Other                                        437,836     114,500
 Deposits from customers                       64,247      76,745
                                       ---------------------------
  Total current liabilities                 1,191,070    781,528
                                       ---------------------------
Long-term debt, net of current portion        596,354     649,287
                                       ---------------------------
Shareholders' equity:
 Common stock, $.01 - 2/3 par;
 authorized 9,000,000 shares; issued
 4,406,361 shares and 4,384,161 shares
 for 2000 and 1999, respectively               73,450      73,084
Additional paid-in capital                  3,583,484   3,502,092
Retained earnings                           5,518,241   6,345,114
                                       ---------------------------
                                            9,175,175   9,920,290
Less shares held in treasury, at cost
(2000 and 1999, 401,764)                    1,860,651   1,860,651
                                       ---------------------------
                                            7,314,524   8,059,639
                                       ---------------------------
Total liabilities and equity               $ 9,101,948 $9,490,454
                                       ============================

                  EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF LOSS
                       YEARS ENDED MARCH 31, 2000 AND 1999


                                       2000           1999
                                  -----------------------------
Net sales                         $ 4,738,493     $ 5,895,567
Costs of products sold              3,738,735       4,543,418
                                 ----------------------------
      Gross profit                    999,758       1,352,149
                                  ---------------------------
Operating expenses:
  Selling                             900,028         997,115
  General and administrative        1,071,668       1,152,195
  Research and development            430,678         422,426
                                  ----------------------------
                                    2,402,374       2,571,736
                                  ----------------------------
       Loss from operations        (1,402,616)     (1,219,587)
                                  --------------------------

Other income (expense), net:
  Interest expense                 (   57,724)     (   71,641)
  Interest income                     168,772         227,337
  Other                            (    9,305)         48,418
                                  ---------------------------
                                      101,743         204,114
                                  ---------------------------
Loss before income taxes           (1,300,873)     (1,015,473)

Income taxes benefit                  474,000         432,600
                                  ---------------------------
Net loss                          $(  826,873)    $(  582,873)
                                  ===========================

Basic loss per share                    $(.21)         $(.15)
                                   ===========================
Diluted loss per share                  $(.21)         $(.15)
                                   ===========================

See notes to consolidated financial statements

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED MARCH 31, 2000 AND 1999


                                  Common stock      Additional
                                                    paid-in
                               Shares     Amount     capital
                               ----------------------------------
Balance,
March 31, 1998               4,384,161   $ 73,084    $ 3,502,092

Treasury stock purchased

Net loss for the year
                             -----------------------------------
Balance, March 31, 1999      4,384,161     73,084      3,502,092

Common stock issued             22,200        366         81,392

Net loss for the year
                             ------------------------------------
Balance, March 31, 2000      4,406,361    $ 73,450    $ 3,583,484
                             ======================================

See notes to consolidated financial statements.

               Treasury stock
 Retained
 earnings       Shares       Amount        Total
---------------------------------------------------
$ 6,927,987      319,000   $(1,649,173) $ 8,853,990

                  82,764   (  211,478)   (  211,478)

 (  582,873)                             (  582,873)
------------------------------------------------------
 6,345,114       401,764   (1,860,651)     8,059,639

                                              81,758

 (  826,873)                              (  826,873)
-------------------------------------------------------
$ 5,518,241       401,764 $(1,860,651)    $ 7,314,524
=======================================================

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 2000 AND 1999
                                         2000         1999
                                      ----------------------
Cash flows from operating activities:
 Net loss                            $(  826,873)$(  582,873)
  Adjustments:
    Depreciation                          243,577     274,359
    Provision for doubtful accounts        42,000      31,000
    Loss on equity investment              33,800
    (Increase) decrease in:
      Accounts receivable              (  891,031)    580,403
      Inventory                           442,266  (  169,450)
      Prepaid expenses                     11,729  (   10,407)
      Income taxes refundable             167,000  (  535,143)
      Deferred income taxes            (   88,000) (   52,000)
      Other assets                      (  288,470)       724
    Increase (decrease) in:
      Accounts payable                      80,642 (   23,395)
      Accrued expenses                     354,398 (   97,697)
      Deposits from customers           (   12,498)(  183,303)
                                      -------------------------
Net cash used in operating activities   (  731,460) (  767,782)
                                      -------------------------
Cash flows from investing activities:
  Purchases of:
    Property, plant and equipment       (   52,188)(   94,503)
    U.S. Treasury Bills                 (3,197,667)(3,506,384)
  Proceeds from maturities of U.S.
   Treasury Bills                        3,200,000  4,000,000
  Other assets                          (  545,629)(  281,423)
                                      ------------------------
Net cash provided by(used in)
             investing activities       (  595,484)    117,690
                                      ------------------------
Cash flows from financing activities:
  Acquisition of treasury stock                     (  211,478)
  Proceeds from issuance of:
    Long-term debt                           20,141
    Common stock                             81,758
  Repayment of long-term debt            (   86,074)(   95,601)
                                      --------------------------
Net cash provided by (used in)
        financing activities                 15,825 (  307,079)
                                      --------------------------

Net decrease in cash and equivalents     (1,311,119)(  957,171)

Cash and equivalents, beginning            1,572,423 2,529,594
                                      ---------------------------

Cash and equivalents, ending             $   261,304 1,572,423
                                      ===========================




Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
   Interest                            $    61,000     $    72,000
   Income taxes                        $(  530,000)    $   160,000
Non-cash items:
   Transfer of inventory to fixed assets               $    85,470

See notes to consolidated financial statements

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 2000 AND 1999

1.  Summary of significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of EMCEE Broadcast Products, Inc. and its subsidiaries, all of which are wholly-owned (together, the Company). All significant inter-company accounts and transactions have been eliminated.

Revenue recognition:
Revenue from product sales of equipment is recognized at the time of delivery and after consideration of all the terms and conditions of the customers' contract (purchase order). None of the customers' contracts are considered long-term contracts.

During 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The $2,100,000 balance, which bore interest at 7% payable at maturity, was due in December 1996. None of the deferred payment and the related interest income was recognized prior to 1997 because of their extended collection period and because there was not a reasonable basis to evaluate the likelihood of collection. On April 3, 1997 the Company collected $2,500,000 and received an unsecured $500,000 note receivable as settlement of the original note.

The $525,000 note receivable is due and payable upon the occurrence of any one or more of certain specified events involving the debtor including, but not limited to, acquisition, merger, bankruptcy, and insolvency. None of the specified events relate to the debtor's normal operations. The $525,000 includes accrued interest calculated at 3%. The note receivable is fully reserved because it has no definite collection period and because there is not a reasonable basis to evaluate the likelihood of collection.

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

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 2000 AND 1999

1.  Summary of significant accounting policies (continued):

Inventories:
Inventories are stated at the lower of standard cost which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

Property, plant and equipment and depreciation:
Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

Investments:
Investments are accounted for under the equity method if the Company has ownership of between 20% and 50%. Investments where the Company's ownership is less than 20% are accounted for under the cost method.

Advertising:
These expenses are recorded when incurred. They amounted to $21,000 and $52,000 for 2000 and 1999, respectively.

Use of estimates:
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Reclassifications:
Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.Loss per share:

Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 1999 because the assumed exercise of the options would be anti-dilutive.

              EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED MARCH 31, 2000 AND 1999

2.Loss per share (continued):

The following table presents the basic and diluted EPS computations:

                                          2000
                           ------------------------------------
                                                     Per share
                            Net loss      Shares      amount
                           ------------------------------------

Basic EPS
Net loss which relates
 to common stockholders    $(826,873)    3,983,147     $(.21)

Effect of dilutive
   securities, stock options                10,613
                           -------------------------------------
    Diluted EPS
Net loss which relates
     to common stockholders $(826,873)    3,993,760     $(.21)
                           =====================================

                                          1999
                           -------------------------------------
                                                     Per-share
                            Net loss      Shares       amount

Basic and diluted EPS
Net loss which relates
 to common stockholders    $(582,873)    4,007,305     $(.15)

3.Cash and equivalents:

At March 31, 2000, cash held at a brokerage corporation in the amount of $146,000 is not insured.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 2000 AND 1999
4.Industry, sales and accounts receivable concentration information:

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

For the years ended March 31, 2000 and 1999, one customer with total sales of $1,122,000 and a different customer, consisting of four divisions of a Federal government agency, with total sales of $718,000, respectively, qualified as major customers. At March 31, 2000, the major customer accounted for 72% of the Company's consolidated current accounts receivable. There were no significant receivable concentrations at March 31, 1999. The Company performs ongoing credit evaluations of its customers and, when deemed necessary, requires deposits and a letter of credit on foreign sales and deposits on domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.

Foreign sales amounted to $2,962,000 and $2,992,000 for 2000 and 1999, respectively. Sales by foreign geographic regions are as follows:

                                        2000          1999
                                   ============================

Asia/Pacific Rim                   $ 1,516,000   $ 1,015,000
South America                          698,000       140,000
Caribbean                              104,000       423,000
Middle East                            393,000       372,000
North America                           47,000       368,000
Europe                                  83,000       365,000
Central America                         26,000       102,000
Africa                                                52,000
Other                                   95,000       155,000
                                   -----------------------------
                                   $ 2,962,000   $ 2,992,000
                                    =============================

Revenues are attributed to regions based on location of customers.
All long-lived assets and deferred tax assets are attributable to the United States. All foreign sales are contracted in United States currency; therefore there is no impact from foreign currency rates.

                 EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 2000 AND 1999

5.Inventories:

                                     2000          1999
                                 -------------------------
Finished goods                   $   440,000$   266,000
Work-in-process                      468,000    686,000
Raw materials                        728,000  1,008,000
Manufactured components            1,444,313  1,562,579
                                 -------------------------

                                 $ 3,080,313 $ 3,522,579
                                 ========================

6.Other assets:

                                   2000          1999
                                 -------------------------
Investments, equity method      $   233,265  $   254,000
Investments, cost method            480,639      131,173
Note receivables                    266,115      106,976
Accounts receivable                 289,243
Other                                23,186
                                 -------------------------
                                $ 1,292,448  $   492,149
                                ==========================

The investments are in companies who own and/or operate a business that provides rapid access to the Internet, wireless cable television, and any other type of telecommunication service.

7.  Line of credit:

The Company has a line of credit agreement with a bank aggregating $2,000,000 collateralized by inventories, accounts receivable and all property, plant and equipment. The line of credit agreement requires monthly interest payments at 2.00% above LIBOR which was 6.13% at March 31, 2000. There were no principal borrowings during the years ended March 31, 2000 and 1999.

The loan agreement contains restrictive covenants when amounts are outstanding which, among other things, require the Company to maintain a maximum total liabilities to net worth ratio, a minimum current ratio and a debt coverage ratio. The Company did not meet the debt coverage ratio as of March 31, 2000. In addition, the loan agreement requires the Company to obtain the bank's written consent prior to investing in or making payments to third parties other than in the usual and ordinary course of business. The Company did not obtain the bank's written consent for its investments in three third parties. The bank waived both covenant violations. The Company is allowed to pay dividends on its common stock when amounts are borrowed if it is in compliance with the financial covenants and ratios.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 2000 AND 1999

8.Long-term debt:
                                 2000          1999
                               ------------------------

Term loan, bank                 $ 601,000   $ 637,000
Equipment loans, bank             101,354     131,287
                               ------------------------
                                  702,354    768,287
Less current portion              106,000    119,000
                               ------------------------
                                $ 596,354  $ 649,287
                               ========================

The term loan, bank at March 31, 2000 matures in 2002 and requires monthly principal payments of $4,083, plus interest. Interest is calculated at 2.25% above LIBOR which was 6.13% at March 31, 2000. The term and equipment loans are cross-collateralized with and have the same restrictive covenants as the line of credit (see Note 7).

Principal payments on long-term debt, based on current interest rates, are as follows:

             2001      $ 106,000
             2002        592,000
             2003          4,354
                       -----------
                       $ 702,354
                       ===========

9. Common stock:

Non-qualified stock option plans provide for the grant of options to purchase up to 300,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 173,325 options were available for grant at March 31, 2000. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. All outstanding options granted expire after 5 years and vest over two years.

               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED MARCH 31, 2000 AND 1999

9.Common stock (continued):

Changes in outstanding common stock options granted are summarized below:

                              2000                 1999
                      -------------------------------------------
                      Number   Average     Number   Average
                        of     exercise      of     exercise
                       shares    price      shares    price
                      --------------------------------------------
Balance at beginning
  of year              151,875  $ 5.50    151,875   $ 5.50
Options exercised       22,200    3.68
Options forfeited        3,000   6.16
                        ------           -------
Balance at end of
  year                 126,675  $ 5.81    151,875   $ 5.50
                      =======================================
Options exercisable
  at year-end          126,675  $ 5.81      151,875   $ 5.50

At March 31, 2000, 110,200 and 16,475 options had an exercise price of $6.16 and $3.44, respectively. Such options had remaining contractual lives of 1.67 years and .5 years, respectively.

The Company in accordance with an election under generally accepted accounting principles for stock options has recorded no compensation cost for its stock options in the accompanying consolidated financial statements.

Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the plans, the Company's net loss and per share amounts would have been changed to the proforma amounts disclosed below:

                    1999
                   --------
Net loss:
 As reported    $(582,873)
 Proforma        (615,735)

Basic loss per share:
 As reported    $(    .15)
 Proforma        (    .15)

Diluted loss per share:
 As reported    $(    .15)
 Proforma        (    .15)

Proforma amounts are not reported for 2000 because all options vested in 1999 and all related proforma compensation expense was reported prior to 2000.


                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED MARCH 31, 2000 AND 1999

9.Common stock (continued):

The fair values were determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                              1999
                          ------------
Dividend yield                .0 %
Risk free interest rate    5.84%
Expected life              5 Years
Volatility                 104.83%

During 1997, warrants to purchase 200,000 shares of common stock at $9.76 a share were issued and remain outstanding at March 31, 2000. These warrants expire in May 2001.

10.Income taxes:

The following table sets forth the current and deferred amounts of the provisions for income tax benefit for the years ended March 31, 2000 and 1999:

                  2000            1999
               -----------------------------
Current          $ 386,000     $ 380,600
Deferred            88,000        52,000
               ----------------------------
                 $ 474,000     $ 432,600
               =============================

The provisions for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory Federal rate of 34% for the years ended March 31, 2000 and 1999 as follows:

                                      2000        1999
                                 ----------------------
Federal income tax benefit at
the statutory rate                $ 441,000  $ 345,000
Foreign sales corporation benefit    13,000     69,000
Federal income tax credit            18,000     16,000
Other                                 2,000      2,600
                                 ----------------------
Benefit for income taxes          $ 474,000  $ 432,600
                                =======================

                EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED MARCH 31, 2000 AND 1999

10. Income taxes (continued):

The tax effects of temporary differences that give rise to deferred income taxes at March 31, 2000 and 1999 are presented in the table below:

                          2000        1999
                       --------------------------

Deferred tax assets:
 Inventory             $ 121,000   $  74,000
 Employee benefits        47,000      46,000
 Property and equipment   26,000
 Other differences        26,000      14,000
                       ------------------------
Total gross deferred
  tax assets             220,000     134,000

Deferred tax liability,
  property and equipment            (  2,000)
                       ------------------------
Net deferred tax asset $ 220,000   $ 132,000
                       ========================

11.Fair value of financial instruments:

Many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. The Company's fair value estimates for those instruments are based upon subjective assumptions and involve significant uncertainties resulting in estimates that vary with changes in assumptions. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed.

A summary at March 31, 2000 and 1999 is as follows:

                                 2000                 1999
                        ------------------------------------------
                        Carrying      Fair      Carrying     Fair
                         value       value        value     value
                        ------------------------------------------
Short-term assets      $3,889,183 $3,889,183  $4,520,604  $4,520,604
Notes receivables         266,115    266,115     106,976     106,976
Other long-term assets  1,026,333  1,413,065     385,173     750,448
Short-term liabilities  1,085,070  1,085,070     662,528     662,528
Long-term debt            702,354    702,354     768,287     768,287


               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2000 AND 1999

11. Fair value of financial instruments (continued):

Short-term asset and liabilities (exclusive of bank debt):
The fair values of cash and equivalents, U.S. Treasury Bills, accounts and tax refund receivables, accounts payable and other short-term financial liabilities approximate their carrying values due to the short-term nature of these financial instruments.

Other long-term assets:
The fair values of investments is based upon industry formulas that take into account the number of available subscribers and/or spectrum availability in the coverage area. Fair value of other long-term assets is estimated to approximate carrying value.

Notes receivables:
The carrying value of notes receivable included in other assets is estimated to approximate fair values. Although there are no quoted market prices available for these instruments, the fair value estimates were based on the change in interest rate and risk related interest rate spreads since the notes origination date. It was not practicable to estimate the fair value of the $525,000 note receivable, sale of license, because the Company was unable to estimate the timing and form of the ultimate settlement of the amount due to it. The Company has fully provided for any potential loss resulting from the non-payment of this receivable.

Long-term debt:
The fair value of long-term debt that is variable rate debt that reprices regularly approximates the carrying amounts.

12. Litigation:

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the consolidated financial statements of the Company will not be materially affected by the outcome of such legal proceedings.

13.Subsequent event:

On April 17, 2000, the Company completed its acquisition of Advanced Broadcast Systems (ABS) for approximately $400,000 in cash, 37,112 shares of the Company's common stock valued as of the acquisition date at $2.78 per share and the assumption of liabilities aggregating approximately $200,000. Additional amounts may be paid based on the initial year revenues and earnings of the acquired company. ABS is a manufacturer of commercial high and medium power analog and digital television transmitters for UHF broadcast markets.