Form 10QSB
period 2000-06-30
EMCEE BROADCAST PRODUCTS INC
filed 2000-08-14
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 2000

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

Common stock, $ .01-2/3 par value - 4,019,409 shares as of August 11, 2000.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                            I N D E X

                                 PAGE(S)
PART I.  FINANCIAL INFORMATION:

   CONSOLIDATED BALANCE SHEETS -
        June 30, 2000 and March 31, 2000              3

  CONSOLIDATED STATEMENTS OF INCOME (LOSS)  -
         Three Months ended June 30, 2000 and 1999    4

  CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY -
          Three Months ended June 30, 2000            5

  CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Three Months ended June 30, 2000 and 1999   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7

  INDEPENDENT ACCOUNTANTS' REPORT                     8

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS       9 - 12


PART II.  OTHER INFORMATION:

  SIGNATURES                                          13


NOTE:  Any questions concerning this report should be addressed to
             Mr. Allan J. Harding, Vice President-Finance.

                 PART I.  FINANCIAL INFORMATION
        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
            - JUNE 30, 2000 and MARCH 31, 2000 -

                                      JUNE 30,2000  MARCH 31,2000
                                        Unaudited
ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents               $75,105     $261,304
 U. S. Treasury Bills                  1,585,704    1,773,600
 Accounts receivable, net of allowance
 for doubtful accts. June -$82,000/
 March-$70,000                         2,335,970    1,452,279
 Inventories                           3,683,333    3,080,313
 Prepaid expenses                        112,119       80,113
 Income taxes refundable                 497,000      402,000
 Deferred income taxes                   248,000      220,000
                                      -------------------------
  TOTAL CURRENT ASSETS                 8,537,231    7,269,609

PROPERTY, PLANT & EQUIPMENT:
 Land & land improvements                246,841      246,841
 Building                                617,475      617,475
 Machinery & equipment                 2,183,674    1,925,042
                                      -------------------------
                                       3,047,990    2,789,358
 Less accumulated depreciation         2,316,639    2,249,467
                                      -------------------------
 NET PROPERTY, PLANT & EQUIPMENT         731,351      539,891
                                      -------------------------
OTHER ASSETS                           1,401,637    1,292,448
                                      -------------------------
NOTE RECEIVABLE                          529,000      525,000
 Less deferred portion                  (529,000)    (525,000)
                                      -------------------------
                                               0            0
                                      -------------------------
TOTAL ASSETS                         $10,670,219   $9,101,948
                                     ==========================

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current  portion of long-term debt     $106,000     $106,000
 Notes payable (line of credit)        1,100,000           --
 Accounts payable                        569,153      368,671
 Accrued expenses:
  Payroll and related expense            216,096      214,316
  Other                                  615,007      437,836
  Deposits from customers                281,574       64,247
                                      ------------------------
TOTAL CURRENT LIABILITIES              2,887,830    1,191,070
                                      ------------------------
LONG-TERM DEBT, net of current portion   569,954      596,354
                                      ------------------------


SHAREHOLDERS' EQUITY:
  Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares;issued-
   4,406,361 shares                       73,450        73,450
  Additional paid-in capital           3,583,484     3,583,484
  Retained earnings                    5,244,086     5,518,241
                                     -------------------------
                                       8,901,020     9,175,175
  Less shares held in treasury at cost:
  364,752 shares June '00 and 401,764
  shares Mar '00                       1,688,585     1,860,651
                                     --------------------------
TOTAL SHAREHOLDERS' EQUITY             7,212,435     7,314,524
                                     --------------------------
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY              $10,670,219    $9,101,948
                                     ===========================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               THREE MONTHS ENDED JUNE  30, 2000 AND 1999
                                 (Unaudited)

                                  THREE (3) MONTHS
                             06/30/00          06/30/99
NET SALES                   $1,680,281         $812,425
COST OF PRODUCTS SOLD        1,339,912          705,012
                            ----------------------------
GROSS PROFIT                   340,369          107,413
                            ----------------------------
OPERATING EXPENSES:
  Selling                      254,079          229,892
  General and administrative   367,811          225,677
  Research and development     118,444           76,485
                            ----------------------------
TOTAL OPERATING EXPENSES       740,334          532,054
                            ----------------------------
LOSS FROM OPERATIONS          (399,965)        (424,641)
                            ----------------------------
OTHER INCOME (EXPENSE), NET:
  Interest expense             (30,370)         (18,864)
  Interest income               36,403           40,335
  Other                         (2,923)           4,693
                            ----------------------------
TOTAL OTHER INCOME, NET          3,110           26,164
                            ----------------------------
NET LOSS BEFORE INCOME TAXES  (396,855)        (398,477)

INCOME TAX EXPENSE (BENEFIT)  (122,700)         (98,150)
                            ----------------------------
NET LOSS                     $(274,155)       $(300,327)

COMMON SHARE AND COMMON
SHARE EQUIVALENT OUTSTANDING:
  Basic                      4,035,184         3,982,397
                            =============================
  Diluted                    4,037,266         3,982,397
                            =============================
LOSS PER COMMON AND
COMMON SHARE EQUIVALENT:
  Basic                          $(.07)            $(.08)
                            =============================
  Diluted                        $(.07)            $(.08)
                            =============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

<?TABLE>

             EMCEE BROADCAST PRODUCTS, INC.  AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     THREE MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)

                            ADDITIONAL
             COMMON STOCK   PAID-IN    RETAINED    TREASURY STOCK
           SHARES AMOUNT    CAPITAL    EARNINGS   SHARES  AMOUNT    TOTAL
           ---------------------------------------------------------------

BALANCE-
3/31/00 4,406,361 $73,450 $3,583,484 $5,518,241 401,764($1,860,651)$7,314,524

TREASURY
STOCK
ISSUED                                          (37,112)   172,066    172,066

NET LOSS
FOR THE
PERIOD                                 (274,155)                     (274,155)
                                        ---------                    --------
BALANCE-
6/30/00 4,406,361 $73,450 $3,583,484 $5,244,086 364,652($1,688,585)$7,212,435
        =====================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE (3) MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)
                                                     THREE (3) MONTHS
                                                   06/30/00    06/30/99
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $(274,155) $(300,327)
 Adjustments:
 Depreciation                                         67,172     66,698
 Provision for doubtful accounts                      12,000      9,000
(Increase) decrease in:
  Accounts receivable                               (805,096)   117,502
  Inventories                                       (424,452)    20,010
  Prepaid expenses                                   (32,006)    51,680
  Income taxes refundable                            (95,000)
  Deferred income taxes                              (28,000)    21,000
  Other assets                                        13,382     (1,500)
  Increase (decrease) in:
   Accounts payable                                  155,953   (260,034)
   Accrued expenses                                  158,812      8,155
   Deposits from customers                           217,327     29,610
                                                  ----------------------
NET CASH USED IN OPERATING ACTIVITIES             (1,034,063)  (238,206)
                                                  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of  property,  plant and equipment      (13,632)    (7,445)
 Purchase of U. S. Treasury Bills                   (412,104)  (607,551)
 Proceeds from maturities of U.S. Treasury Bills     600,000    600,000
 Purchase of Advanced Broadcast Systems, Inc.       (400,000)
                                                  -----------------------
NET CASH USED IN INVESTING ACTIVITIES               (225,736)   (14,996)
                                                  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                         (26,400)   (15,865)
  Proceeds from line of credit borrowing           1,100,000          0
                                                  ------------------------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES 1,073,600    (15,865)
                                                  ------------------------
NET DECREASE IN CASH                                (186,199)  (269,067)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       261,304  1,572,423
                                                  ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $75,105 $1,303,356
                                                  ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest Expense                                  $27,619    $13,839
   Income Taxes                                           $0         $0
   Fair Value of Assets acquired and liabilities
    assumed for purchase of Advanced Broadcast
    Systems, Inc.
      Equipment                                     $245,000          0
      Inventory                                      178,568          0
      Accounts receivable                             90,595          0

      Goodwill                                       272,571          0
      Accounts Payable                               (44,529)         0
      Accrued liabilities                            (20,139)         0
      Inter-company payables                        (150,000)         0
      Treasury Stock                                (172,066)         0
      Cash paid                                     $400,000         $0
                                                  =========================

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

   2. The results of operations for the three-month period ended June 30, 2000 and 1999 and are not necessarily indicative of the results to be expected forthe full year.

   3. At June 30, 2000, cash equivalents included $14,576 invested in a money market portfolio.

   4. INVENTORIES consisted of the following:

                           June 30, 2000   March 31, 2000
                             (UNAUDITED)

   FINISHED GOODS            $602,000       $440,000
   WORK-IN-PROCESS           $778,000       $468,000
   RAW MATERIALS           $1,169,000       $728,000
   MANUFACTURED COMPONENTS $1,134,333     $1,444,313
                           --------------------------
                           $3,683,333     $3,080,313
                           --------------------------

      Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

   5. INCOME (LOSS) PER SHARE. Basic income (loss) per share is computed by dividing earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is similar to basic income (loss) per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended June 30, 1999 because the assumed exercise of the options would be anti-dilutive. The number of options and warrants that could potentially dilute basic earnings(loss) per share that have been excluded from the computation of diluted earnings(loss) per share were 315,200 at June 30,1999.

Kronick Kalada Berdy & Co.
Certified Public Accountants
190 Lathrop Street
Kingston, PA 18704

                  Independent Accountants' Report

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of June 30, 2000, and the consolidated statements of loss, shareholders' equity and cash flows for the three-months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals.

August 9, 2000

/s/ Kronick Kalada Berdy & Co.
Kronick, Kalada Berdy & Co.
                  EMCEE BROADCAST PRODUCTS, INC.
                          AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales for the first quarter of fiscal 2001 which ended June 30, 2000, totaled $1,680,000, an increase of 107% compared to the quarter ended June 30, 1999. One foreign customer accounted for approximately 45% of the shipments for the first quarter of fiscal 2001. Also included in the sales amount was $149,000 from a new subsidiary formed by an asset purchase agreement on April 17, 2000.

Although sales for the quarter ended June 30, 2000 were an improvement over the quarter ended June 30, 1999, these shipments were 7% less than the preceding quarter ended March 31, 2000, due primarily to a shortage of certain critical component parts.

As shown by the opening paragraph, foreign shipments have historically been a significant portion of the Company's sales and will continue, especially in the next two quarters, as domestic demand is low. Foreign sales for the first quarter for fiscal 2001, 2000 and 1999 comprised 69%, 56% and 40% of total sales. The composition of these shipments to the following geographic regions is as follows:

                Quarter ending June 30

Region            2000* 1999* 1998*
                    (000's omitted)
                 ---------------------

Asia/Pacific Rim  819   141   386
Middle East         8   157    19
South America      20    35    79
North America     215   ---   143
Central America    10    16    39
Caribbean           4    72    41
Europe             43    23   151
Africa             23   ---     5
Other              17     8    10
                --------------------
                1,159   452   873

*Based on customers with $2,500 or more
of sales

Although shipments for the quarter ended June 30, 2000 increased over the first quarter one year ago, and gross profit increased from $107,000 to $340,000 for the same periods, the low volume produced a loss from operations of $400,000 for the first quarter of fiscal 2001 compared to a loss from operations of $425,000 for the like period one year ago.

Gross margin equaled 20% of net shipments for the quarter ended June 30, 2000 is an improvement over the first quarter one year ago but was 13% less than historical profitable periods of more than 33% due to low sales volume.

Total operating expenses were $740,000 for the quarter ended June 30, 2000, an increase of 39% over the same period one year ago.


Selling expense totaled $254,000 for the quarter ended June 30, 2000 compared to $230,000 for the quarter ended June 30, 1999. An amount of $10,000 is attributable to the aforementioned new subsidiary formed in April of 2000. An additional $30,000 was incurred in the first quarter of fiscal 2000 for travel expense, primarily in connection with the large foreign order which was partially completed in the quarter. An increase occurred in salary and salary related expense for the quarter ended June 30, 2000 as a domestic sales manager was added in the fourth quarter of fiscal 2000. Offsetting this increase were decreases in expenses for advertising and shows and conventions.

General and administrative expense increased from $226,000 for the first quarter ended June 30, 1999 to $368,000 for the first quarter ended June 30, 2000. This increase was primarily caused by the addition of the new subsidiary general and administrative expense of $64,000 and a restoration of salary and related expenses(including board of directors fees), that had been reduced in the prior years'quarter.

Research and development expense for the first quarter of fiscal 2001 totaled $118,000 compared to $76,000 for the first quarter one year ago. The Company has added personnel and hired consultants in an effort to redesign equipment to accept alternative component parts to alleviate part shortages, as well as completing new transmitters for digital television (DTV) and high speed Internet service.

Interest expense totaled $30,000 for the first quarter ended June 30, 2000 compared to $19,000 for the same period one year ago as the Registrant utilized its line of credit to supplement cash flow in the first quarter of fiscal 2001. Interest income was $36,000 and $40,000 for the same respective periods as cash and cash equivalents were used for operations during the first quarter ended June 30, 2000.

Other income (expense), net, was an expense of $3,000 for the first quarter ended June 30, 2000 versus income of $5,000 for the quarter ended June 30, 1999. Other income for the quarter ended June 30, 1999 consisted mainly of rental of equipment while the expense for the quarter ended June 30, 2000 included the return of rent for equipment turned into a sale.

Net loss before income tax benefits for the quarter ended June 30, 2000 totaled $397,000, which was reduced by a tax benefit of $123,000, thereby reducing net loss to $274,000 which is equal to seven cents per common share outstanding. Net loss before income tax benefits for the first quarter ended June 30, 1999 was $398,000, which was reduced by a tax benefit of $98,000, thereby reducing net loss to $300,000, or eight cents per common share outstanding. The difference between the tax benefit of $123,000 for the quarter ended June 30, 2000 and the tax benefit of $98,000 for the period ended June 30, 1999 is due to the portion of foreign sales for the two periods as the Registrant maintained a Foreign Sales Corporation (FSC) subsidiary. There are no state tax liabilities for either periods under discussion since all profitable companies are domiciled in jurisdictions that do not impose income taxes.

Cash and cash equivalents decreased from $261,000 as of March 31, 2000 to $75,000 as of June 30, 2000. The Registrant's investment in U.S. Treasury

Bills decreased $188,000 for the same periods in order to offset negative cash flow from the loss for the period ended June 30, 2000. In addition, new borrowings of $1,100,000 on the line of credit from the Company's lending institution were made to purchase inventory (which increased from $3,080,000 as of March 31, 2000 to $3,683,000 as of June 30, 2000), and to fund the purchase of the assets of Advanced Broadcast Systems, Inc.
(ABS) in April of 2000.

Inventory purchases included materials and O.E.M. (original equipment manufactured by others) for the large foreign contract to be completed in the second quarter of fiscal 2001 and approximately $145,000 included in the ABS purchase.

Accounts receivable net of reserve for doubtful accounts increased from $1,453,000 as of March 31, 2000 to $2,336,000 as of June 30, 2000 as expanded credit terms were given to the foreign contract mentioned above. The Registrant anticipates collection of the balance by September 30, 2000 and will use the proceeds to repay the balance of the line of credit. The reserve for doubtful accounts was increased from $70,000 as of March 30, 2000 to $82,000 to recognize the additional exposure.

Prepaid expense totaled $112,000 as of June 30, 2000, an increase of $32,000 over the balance as of March 31, 2000 due to pre-payments of approximately $24,000 for insurance and remainder for shows and conventions.

Income taxes refundable of $497,000 and deferred income taxes of $248,000 as of June 30, 2000 increased from $402,000 and $220,000, respectively, as of March 31, 2000 and reflect the loss from the quarter and temporary timing differences.

Accounts payable increased from $368,000 as of March 31, 2000 to $569,000 as of June 30, 2000 due to purchases for the large foreign sales order mentioned previously. The Company has also increased purchases of certain components it anticipates may have shortages or long lead times.

Other accrued expenses increased from $438,000 as of March 31 ,2000 to $615,000 as of June 30, 2000. The major portions of both balances include accrued commission to outside interests accrued, but not paid as of the respective periods.

Property, plant and equipment increased a net $191,000 as of June 30, 2000 compared to March 31, 2000. Purchases consisted of $259,000 of which $245,000 was for the purchase agreement referred to previously. Depreciation for the quarter ended June 30, 2000 totaled $67,000 of which $20,000 was for the ABS asset purchase of April 17,2000.

Other assets increased from $1,292,000 as of March 31, 2000 to $1,402,000 as of June 30, 2000. Included in the balance at June 30, 2000 is an amount of $333,000 for goodwill in connection with the purchase of assets of the new company. The remainder as of June 30, 2000 consists primarily of investments in high speed Internet companies of $714,000 (same as of March 31, 2000), a promissory note, plus interest, from a principal of one of the members in the Limited Liability Corporation's (LLC)investment, and accounts receivable of $211,000 ($282,000 as of March 31, 2000) with a collection period of more than one year. The note receivable and interest of $115,000 was due June 12, 2000 subsequent to June 30, 2000. Subsequent to June 30,2000, an agreement has been reached in which the Company will receive an additional investment in a LLC in exchange for the note.

Long-term debt decreased from $702,000 as of March 31, 2000 to $676,000 as scheduled payments were made.

Shares of treasury stock decreased during the first quarter of fiscal 2000 by 37,112 shares equal to $172,000, which are held in an escrow account as part of the payment for the asset purchases agreement of ABS in April of 2000.

The Registrant believes that its working capital coupled with cash flow from operations will be sufficient to fund anticipated working capital and debt funding requirements for fiscal 2001.

Employment for the Company totaled 60 full time employees and 2 part time employees. Included in this figure are seven full time employees for the new subsidiary.

The backlog of unsold order for the Company, including the new subsidiary, totaled $2,176,000 as of June 30, 2000 compared to $1,367,000 as of March 31, 2000. Approximately 41% of the backlog represents a single company and 64% represents foreign customers.

Large corporations such as WorldCom and Sprint have been acquiring Multichannel Multipoint Distribution Service (MMDS) licenses for domestic communications use, which includes high speed Internet service. The Company's management believes that this service, which utilizes transmitters produced by the Company, and the interest in the MMDS industry created by the involvement of Sprint and WorldCom will create a demand for its product in the latter half of the fiscal year.

The Registrant is also developing transmitters for the digital television service (DTV), which will be required for all television stations by the year 2003.

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

                               EMCEE BROADCAST PRODUCTS, INC.



Date: August 11, 2000          /s/ JAMES L. DeSTEFANO
                               JAMES L. DeSTEFANO
                               President/CEO

Date: August 11, 2000         /s/ ALLAN J. HARDING
                              ALLAN J. HARDING
                              Vice President-Finance