Form 10QSB/A
period 2000-06-30
EMCEE BROADCAST PRODUCTS INC
filed 2000-08-14
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB/A

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 2000

Commission file number                            1-6299

                  EMCEE Broadcast Products, Inc.
     (Exact name of registrant as specified in its charter)

Delaware                                            13-1926296
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification
No.)

Registrant's telephone number, including area code:         570-443-9575

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

Interest expense totaled $30,000 for the first quarter ended June 30, 2000 compared to $19,000 for the same period one year ago as the Registrant utilized its line of credit to supplement cash flow in the first quarter of fiscal 2001. Interest income was $36,000 and $40,000 for the same respective periods as cash and cash equivalents were used for operatatS, INC.



Date: August 11, 2000          /s/ JAMES L. DeSTEFANO
                               JAMES L. DeSTEFANO
                               President/CEO

Date: August 11, 2000         /s/ ALLAN J. HARDING
                              ALLAN J. HARDING
                              Vice President-Finance