Form 10QSB/A
period 2000-06-30
EMCEE BROADCAST PRODUCTS INC
filed 2000-08-14
CIK 32312

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                           FORM 10-QSB/Amendment No. 2

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 2000

Commission file number                            1-6299

                  EMCEE Broadcast Products, Inc.
     (Exact name of registrant as specified in its charter)

Delaware                                            13-1926296
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification
No.)

Registrant's telephone number, including area code:         570-443-9575

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