Form 10QSB
period 2000-09-30
EMCEE BROADCAST PRODUCTS INC
filed 2000-11-14
CIK 32312

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                          FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                         September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           YES X                    NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common stock, $ .01-2/3 par value - 4,041,709 shares as of November
14, 2000.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                           I     I N D E X

PART I.  FINANCIAL INFORMATION:                                  PAGE (S)

  CONSOLIDATED BALANCE SHEETS -
    September 30, 2000 and March 31, 2000                            3

  CONSOLIDATED STATEMENTS OF LOSS -
    Three months and six months ended Sept. 30, 2000 and 1999        4

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
    Six months ended September 30, 2000                              5

  CONSOLIDATED STATEMENTS OF CASH FLOW -
    Six months ended September 30, 2000 and 1999                     6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7 - 8

  INDEPENDENT ACCOUNTANTS' REPORT                                    9

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10 - 14

PART II.  OTHER INFORMATION: SIGNATURES                              15


          NOTE:    Any questions concerning this report should be addressed to
Mr. Allan J. Harding, Vice President-Finance.

                PART I.   FINANCIAL INFORMATION
        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           - SEPTEMBER 30, 2000 and MARCH 31, 2000 -


                                        SEPT. 30, 2000   MARCH 31, 2000
                                        (Unaudited)
ASSETS:
 CURRENT ASSETS:
 Cash and cash equivalents                 $321,344       $  261,304
 U. S. Treasury Bills                       399,309        1,773,600
 Accounts receivable, net of allowance
  for doubtful accounts,
  Sept - $95,000 / March - $70,000        2,272,786        1,452,279
 Inventories                              4,709,083        3,080,313
 Prepaid expenses                           159,863           80,113
 Income taxes refundable                    266,000          402,000
 Deferred income taxes                      223,000          220,000
                                          ---------        ---------
     TOTAL CURRENT ASSETS                 8,351,385        7,269,609
                                          ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land & land improvements                   246,841          246,841
 Building                                   617,475          617,475
 Machinery and equipment                  2,180,473        1,925,042
                                          ---------        ---------
                                          3,044,789        2,789,358
 Less accumulated depreciation            2,383,811        2,249,467
                                          ---------        ---------
     NET PROPERTY, PLANT AND EQUIPMENT      660,978          539,891
                                          ---------         --------
OTHER ASSETS                              1,410,293        1,292,448
                                          ---------        ---------
NOTE RECEIVABLE                             532,750          525,000
 Less deferred portion                     (532,750)        (525,000)
                                            -------          -------
                                                  0                0
                                          ----------       ---------
TOTAL ASSETS                             $10,422,656      $9,101,948
                                          ==========       =========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt         $106,000          $106,000
 Notes payable (line of credit)             950,000               --
 Accounts payable                           744,975           368,671
 Accrued expenses:
   Payroll and related expenses             197,846           214,316
   Other                                    592,060           437,836
 Deposits from customers                    351,395            64,247
                                          ---------         ---------
     TOTAL CURRENT LIABILITIES            2,942,276         1,191,070
                                          ---------         ---------

LONG-TERM DEBT, net of current portions     543,525           596,354
                                           ---------        ---------
SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares;
   issued 4,406,361 shares                    73,450           73,450
 Additional paid-in capital                3,583,484        3,583,484
 Retained earnings                         4,968,506        5,518,241
                                           ---------        ---------
                                           8,625,440        9,175,175
                                           ---------        ---------
 Less shares held in treasury at cost:
   364,652 shares Sept. 2000 and
   401,764 shares March 2000               1,688,585        1,860,651
                                           ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY            6,936,855        7,314,524
                                           ---------        ---------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                     $10,422,656       $9,101,948
                                          ==========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF LOSS
 THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (Unaudited)

                            SIX (6) MONTHS            THREE (3) MONTHS
                          9/30/00    9/30/99        9/30/00       9/30/99

NET SALES                $3,451,455   $1,787,641    $1,771,174    $975,216

COST OF PRODUCTS SOLD     2,710,352    1,498,037     1,370,440     793,025
                          ---------    ---------     ---------     -------
GROSS PROFIT                741,103      289,604       400,734     182,191

OPERATING EXPENSES:
  Selling expenses          574,933      493,976       320,854     264,084
  General and Admin         702,499      530,914       334,688     305,237
  Research and development  248,468      173,507       130,024      97,022
                           --------      -------       -------     -------
TOTAL OPERATING EXPENSES  1,525,900    1,198,397       785,566     666,343
                          ---------    ---------       -------     -------

LOSS FROM OPERATIONS       (784,797)    (908,793)     (384,832)   (484,152)
                            -------     --------       -------     -------
OTHER INCOME (EXPENSE), NET:
  Interest expense          (68,272)     (26,754)      (37,902)     (7,890)
  Interest income            64,433       84,140        28,030      43,805
  Other                      (1,099)      14,389         1,824       9,696
                       --------     --------       -------      ------
TOTAL OTHER INCOME
(EXPENSE), NET               (4,938)      71,775        (8,048)     45,611
                            --------     --------        ------     ------
LOSS BEFORE INCOME TAXES   (789,735)    (837,018)     (392,880)   (438,541)

INCOME TAX BENEFIT          240,000      248,400       117,300     150,250
                            -------      -------       -------     -------
NET LOSS                  $(549,735)   $(588,618)    $(275,580)  ($288,291)
                            =======      =======       =======    ========
COMMON SHARE AND COMMON SHARE
EQUIVALENT OUTSTANDING:
 Basic                    4,038,474    3,982,397     4,041,719   3,982,397
                          =========    =========     =========   =========
 Diluted                  4,038,474    3,982,397     4,041,719   3,982,397
                          =========    =========     =========   =========
LOSS PER COMMON AND
COMMON SHARE EQUIVALENT:
 Basic                       $(.14)      $(.15)         $(.07)    $(.07)
                               ===         ===            ===       ===
 Diluted                     $(.14)      $(.15)         $(.07)    $(.07)
                               ===         ===            ===       ===

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                SIX MONTHS ENDED SEPTEMBER 30, 2000
                            (Unaudited)

                            ADDITIONAL
          COMMON STOCK      PAID-IN    RETAINED    TREASURY STOCK
         SHARES    AMOUNT   CAPITAL    EARNINGS    SHARES   AMOUNT    TOTAL

BALANCE -
3/31/00  4,406,361 $73,450 $3,583,484 $5,518,241 401,764 $(1,860,651)$7,314,524

TREASURY
STOCK
ISSUED                                           (37,112)   172,066     172,066

NET LOSS FOR
THE PERIOD                             ( 549,735)                      (549,735)
          ---------  ------ ---------- --------- -------- ----------   ---------
BALANCE -
9/30/00  4,406,361 $73,450 $3,583,484 $4,968,506 364,652 $(1,688,585)$6,936,855
         =========  ======  =========  ========= =======   =========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX (6) MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (Unaudited)

                                                SIX (6) MONTHS
                                            9/30/00         9/30/99
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                 $(549,735)       $(588,618)
 Adjustments:
  Depreciation                              134,344          133,398
  Provision for doubtful accounts            25,000           18,000
  (Increase) decrease in (net of
   effect of acquisition):
    Accounts receivable                    (754,912)         (59,955)
    Inventories                          (1,450,202)         169,587
    Prepaid expenses                        (79,750)         328,140
    Income taxes refundable                 136,000                0
    Deferred income taxes                    (3,000)         (16,000)
    Other assets                              4,726          (26,526)
  Increase (decrease) in (net of
  effect of acquisition):
    Accounts payable                        331,775         (173,402)
    Accrued expenses                        117,615          (18,323)
    Deposits from customers                 287,148           49,840
                                           --------         --------
NET CASH USED IN OPERATING ACTIVITIES    (1,800,991)        (183,859)
                                          ---------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant
 and equipment                              (10,431)         (26,872)
 Purchase of U. S. Treasury Bills          (421,345)        (185,413)
 Proceeds from maturities of
  U.S. Treasury Bills                     1,795,636        2,200,000
 Purchase of Advanced Broadcast
  Systems, Inc.                     (400,000)               0
                                          ---------         --------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                        963,860          (12,285)
                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit borrowing   1,100,000                0
 Payments on:
  Long-term debt                            (52,829)         (56,590)
  Line of Credit                           (150,000)               0
                                            -------          -------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                        897,171          (56,590)
                                            -------           ------
NET INCREASE (DECREASE) IN CASH              60,040         (252,734)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                      261,304        1,572,423
                                            -------        ---------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                           $321,344       $1,319,689
                                           ========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (refunded) during the period:
  Interest expense                          $57,793          $21,375
  Income taxes                            $(373,000)       $(367,000)
 Fair value of assets acquired and
 liabilities assumed for purchase of
 Advanced Broadcast Systems, Inc.:
    Equipment                              $245,000
    Inventory                               178,568
    Accounts receivable                      90,595
    Goodwill                                272,571
    Accounts payable                        (44,529)
    Accrued liabilities                     (20,139)
    Inter-company payables                 (150,000)
    Treasury stock                         (172,066)
                                            -------
    Cash paid                              $400,000
                                            =======

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

2. The results of operations for the three-month and six-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. At September 30, 2000, cash equivalents included $217,237 invested in a money market portfolio.

4.  INVENTORIES consisted of the following:

                                      Sept. 30, 2000         March 31, 2000
                                      (UNAUDITED)
             FINISHED GOODS                $1,024,000               $440,000
             WORK-IN-PROCESS                 $846,000               $468,000
             RAW MATERIALS                 $1,816,000               $728,000
             MANUFACTURED COMPONENTS       $1,023,083             $1,444,313
                                        ---------              ---------
                                       $4,709,083             $3,080,313
                                        =========              =========

     Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. LOSS PER SHARE. Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended September 30, 2000 and 1999 because the assumed exercise of the options would be anti-dilutive. The number of options and warrants that could potentially dilute basic loss per share that have been excluded from the computation of diluted loss per share were 310,200 at September 30, 2000.

6. On October 30, 2000, the company received written notice from its primary lending institution, First Union National Bank, that its working capital line of credit would not be renewed. As a result, the bank made a demand for the entire outstanding principal balance of the line, which is $950,000, together with all accrued and unpaid interest and all reimbursable fees and expenses of the bank. Under the provisions of the bank's notice, these sums had to be paid on or before November 10, 2000, but as of the date of this report remain unpaid. The company is, therefore, in default of such payment. Because the line of credit is cross defaulted under the bank's loan documents with all other indebtedness of the company to the bank, which totals $626,250 as of the date of this report, the bank would have the right to accelerate the maturity of such other indebtedness and, if not timely paid, hold the company in default thereof as well.

     However, the bank has notified officers of the company that it is not taking any legal action against the company or any of the company's assets at the present time. Instead, the company and the bank are in the process of negotiating the terms and conditions of a forbearance agreement under which, among other things, the bank would agree to forbear from exercising its rights and remedies under the loan documents and permit the company to repay the line during a specific period of time and maintain scheduled payments on the other bank debt during that time.

     Concurrently, the company is exploring the refinancing of the line of credit and its other indebtedness with other lending institutions. The company is also actively pursuing liquidating certain investments to provide working capital until additional funding can be secured.

     The Registrant believes that, providing both the company and the bank agree on the proposed forbearance agreement, its working capital coupled with cash flow from operations and the above-mentioned funding from sale of investments will be sufficient to fund anticipated working capital and debt funding requirements for the remainder of fiscal 2001.
     However, the Registrant recognizes that future growth in fiscal 2002 and beyond will require outside funding to replace its present financing.

Kronick Kalada Berdy & Co.
Certified Public Accountants
190 Lathrop Street
Kingston, PA 18704

                Independent Accountants' Report

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of September 30, 2000 and the condensed statements of loss, shareholders' equity and cash flows for the three-months and six-months then ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. According, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principals.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated May 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000 is fairly stated, in all material respects to the consolidated balance sheet from which it has been derived.

November 9, 2000

/s/ Kronick Kalada Berdy & Co.
Kronick Kalada Berdy

                 EMCEE BROADCAST PRODUCTS, INC.
                        AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 2000 were $1,771,000 and brought net sales for the six-month period ended September 30, 2000 to $3,451,000. Sales increased 82% compared to the quarter ended September 30, 1999, and 93% for the six-month period ended September 30, 2000.

     Included in net sales for the first six months ended September 30, 2000 are sales of $622,000 for Advanced Broadcast Systems, Inc., a manufacturer of high power television transmitters, whose assets were purchased by the registrant on April 17, 2000.

     Approximately 32% of net sales for the first half of fiscal 2001 that ended September 30, 2000 were for a single foreign customer. Foreign sales constituted 53% of total sales for the quarter and 61% of total sales for the first six months of fiscal 2001 as compared to 46% for both the first six
months ended September 30, 1999 and 1998.    Management anticipates an
increase of foreign sales for the next quarter as the interest is strong for high-speed internet/TV systems. A comparison of export shipments by region for the quarters and six-month periods ended September 30, 2000, 1999 and 1998 are as follows:

                  Quarter ended September 30,  Six-Months Ending Sept. 30,
                    2000*   1999*    1998*     2000*    1999*     1998*
                 (000's omitted)                (000's omitted)
Asia/Pacific Rim    $546     $134     $471   $1,365    $275      $857
Middle East            0       43      333        8     200       352
South America        179      107       76      199     142       155
North America         62       27       44      277      27       187
Central America       14        3       46       24      19        85
Caribbean             65       19       44       69      91        85
Europe                63        0       71      106      23       222
Africa                17        0        0       40       0         5
Other                  0       33       64       17      41        74
                      --      ---       --    -----     ---       ---
                    $946     $366   $1,149   $2,105    $818     $2,022
                     ===      ===    =====    =====     ===      =====

*Based on customers with $2,500 or more of sales.

     Gross profit totaled $401,000 for the quarter ended September 30, 2000 and increased gross profit to $741,000 for the first six months of fiscal 2001. This is an improvement compared to gross profit of $182,000 and $290,000 for the comparable quarter and six-month period of fiscal 2000; due primarily to the increase in sales volume although not enough to produce profitable periods.

     Total operating expenses for the quarter ended September 30, 2000 were $786,000 compared to $666,000 for the like period one year ago. Total operating expenses increased to $1,526,000 for the six-month period ended September 30, 2000 compared to $1,198,000 for the six months ended September 30, 1999. An amount of $126,000 of the increase was operating expenses of the newly-purchased subsidiary.
     Selling expenses increased from $494,000 for the six months ended September 30, 1999 to $575,000 for the six months ended September 30, 2000, as additional expenses were incurred in salaries and salary-related costs of $31,000 due to additional personnel hired. Travel costs increased by $39,000, as additional foreign travel expense was incurred to support the additional foreign sales.
     General & Administrative expenses totaled $702,000 for the six months ended September 30, 2000, an increase of $172,000 over the first six months ended September 30, 1999. General & administrative expense for the new business added in fiscal 2001 accounted for $112,000 of this increase with the remainder due to an increase in salary and salary-related expenses and additional computer software expenses.
     Research and development costs increased $75,000 for the six-month period ended September 30, 2000 to $248,000 or 43%, compared to the six-month period one year earlier as the Company is continuing the development of digital products for UHF and VHF high power television transmitters for the transition to digital broadcasting as required by the Federal Communications Commission by the end of calendar 2003.
     Loss from operations for the quarter ended September 30, 2000 was $385,000, compared to $484,000 for the quarter ended September 30, 1999. Loss from operations totaled $785,000 for the first six months of fiscal 2001, compared to $909,000 for the like period for fiscal 2000.
     As shown by the increase in sales for the six-month period ended September 30, 2000 compared to the prior year's six months results and the increase in the backlog of booked orders of $1,522,000 (versus $454,000 as of September 30, 1999), management is confident that demand for the Company's products will continue to increase for the remainder of fiscal 2001.
     Interest expense increased from $8,000 for the second quarter of fiscal 2000 to $38,000 for the second quarter of fiscal 2001. Conversely, interest income decreased for the same periods from $44,000 to $28,000, respectively, as cash, cash equivalents and investments were reduced and additional amounts borrowed to fund ongoing operations. Interest expense totaled $68,000 for the six months ended September 30, 2000 compared to $27,000 for the same period one year ago. Interest income totaled $64,000 for the six months ended September 30, 2000 compared to $84,000 for the first two quarters ended September 30, 1999.
     Under the sub-category of "Other", a nominal income of $2,000 (from scrap, rental and miscellaneous) for the quarter ended September 30, 2000 reduced other expenses (due primarily to rental income returned) to $1,000 for the six months ended September 30, 2000. "Other" totaled $10,000 and $14,000, respectively, for the quarter and six-month period ended September 30, 1999 due primarily from rental of the Company's salable products.

     Net other expense of $8,000 for the quarter ended September 30, 2000 and $5,000 for the six months ended September 30, 2000 resulted in a net loss before income tax of $393,000 and $790,000 for the respective periods. Tax benefits reduced the losses to a net loss of $276,000 for the quarter ended September 30, 2000 compared to a net loss of $288,000 for the quarter ended September 30, 1999; both equaling seven cents per share of stock outstanding. Net loss for the six months ended September 30,2000 was $550,000 or fourteen cents per share of stock outstanding compared to a net loss of $589,000 or fifteen cents per share of stock outstanding for the six months ended September 30, 1999.
     While cash and cash equivalents increased from $261,000 as of March 31, 2000 to $321,000 as of September 30, 2000, an amount of $1,374,000 of U.S.
Treasury bills were redeemed to fund operations and investment activities for the first six months of fiscal 2001.
     Accounts receivable increased $821,000 during the period from March 31, 2000 to September 30, 2000. The Registrant's primary customer for the period received special terms with scheduled payments over a six-month period. Allowance for doubtful accounts has been increased by $25,000 to $95,000 as of September 30, 2000 due to the additional volume of exposure.

     Inventories totaled $4,709,000 as of September 30, 2000, an increase of $1,629,000. Since March 2000, the Company (as well as other companies) has been plagued by a shortage of certain critical component parts that are essential in its end product. Management has made a decision to purchase quantities of available parts to alleviate the shortages and/or long-lead time. The result of this decision was an increase of inventories and a dramatic reduction of U.S. Treasury bills.
     Prepaid expenses increased from $80,000 as of March 31, 2000 to $160,000 as of September 30, 2000 due to payments of approximately $40,000 for shows and conventions for calendar year 2001. The remainder of the increase was for insurance deposits and costs of annual reports to be amortized over the remaining fiscal year ended March 31, 2001.
     Income taxes refundable totaled $266,000 and deferred income taxes were $223,000 as of September 30, 2000 for a total of $489,000, compared to a total of $627,000 as of March 31, 2000. A total of $373,000 refund of federal tax payments was received in the second quarter ended September 30, 2000. The balances reflect an additional net tax benefit of $240,000 for the year-to-date loss and temporary federal income tax timing differences.
     Notes payables (line of credit) borrowing, which had not been utilized since December 1993, was used in April, May and June 2000 for a total of $1,100,000 to fund the inventory purchases noted above. In August 2000, $150,000 was repaid bringing the outstanding amount to $950,000 as of September 30, 2000. Accounts payable, which totaled $369,000 as of March 31, 2000, increased to $745,000 as of September 30, 2000 as inventory was purchased for shipments in the third quarter ending December 31, 2000.
     Long-term debt, net of current portion, decreased from $596,000 as of March 31, 2000 to $543,000 as of September as retirement payments were made as scheduled.

     On October 30, 2000, the company received written notice from its primary lending institution, First Union National Bank, that its working capital line of credit would not be renewed. As a result, the bank made a demand for the entire outstanding principal balance of the line, which is $950,000, together with all accrued and unpaid interest and all reimbursable fees and expenses of the bank. Under the provisions of the bank's notice, these sums had to be paid on or before November 10, 2000, but as of the date of this report remain unpaid. The company is, therefore, in default of such payment. Because the line of credit is cross defaulted under the bank's loan documents with all other indebtedness of the company to the bank, which totals $626,250 as of the date of this report, the bank would have the right to accelerate the maturity of such other indebtedness and, if not timely paid, hold the company in default thereof as well.
     However, the bank has notified officers of the company that it is not taking any legal action against the company or any of the company's assets at the present time. Instead, the company and the bank are in the process of negotiating the terms and conditions of a forbearance agreement under which, among other things, the bank would agree to forbear from exercising its rights and remedies under the loan documents and permit the company to repay the line during a specific period of time and maintain scheduled payments on the other bank debt during that time.
     Concurrently, the company is exploring the refinancing of the line of credit and its other indebtedness with other lending institutions. The company is also actively pursuing liquidating certain investments to provide working capital until additional funding can be secured.
     The Registrant believes that, providing both the company and the bank agree on the proposed forbearance agreement, its working capital coupled with cash flow from operations and the above-mentioned funding from sale of investments will be sufficient to fund anticipated working capital and debt funding requirements for the remainder of fiscal 2001. However, the Registrant recognizes that future growth in fiscal 2002 and beyond will require outside funding to replace its present financing.
     Payroll and payroll-related liabilities decreased a nominal $17,000 to $198,000 as of September 30, 2000 due to changes in the accrual for vacation pay.
     Accrued Expenses Other increased from $438,000 as of March 31, 2000 to $592,000 as of September 30, 2000. The major portion of the balance for both periods includes accrued commissions to outside interests that has been accrued, but not paid, for the respective dates.
     Deposits from customers increased from $64,000 as of March 31, 2000 to $351,000 as new orders increased over the six-month period ended September 30, 2000.
     Total property, plant and equipment of $3,045,000 as of September 30, 2000 includes machinery and equipment valued at $245,000 for the acquisition of April 17, 2000. Acquisition of new equipment was $10,400 for the six-month period ended September 30,2000. Depreciation totaled $134,000 for the period ended September 30, 2000 including $41,000 for the aforementioned acquisition.

     Other assets totaled $1,410,000 as of September 30, 2000 compared to $1,292,000 as of March 31, 2000. Investments in high-speed internet operations totaled $714,000 as of March 31, 2000. This total increased by $115,000 as a note receivable (also included in other assets) was exchanged for additional ownership of one of the entities. Accounts receivable and associated interest due after twelve months decreased $59,000 as of September 30, 2000 compared to March 31, 2000. Goodwill in connection with the purchase of Advanced Broadcast Systems, Inc. totaled $327,000 (net of amortization) as of September 30, 2000.
     Treasury stock decreased by 37,112 shares, equal to the value of $172,000, as the shares were used as partial payment of the acquisition of April 17, 2000. These shares are held in an escrow account until April 1, 2001.
     Employment for the Registrant was a total of 56 employees as of
September 30, 2000. This total includes 6 employees for the acquired entity. SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any statements contained in this report which are not historical facts are forwarding looking statements; and, therefore, many important facts could cause actual results to differ materially from those in the forward looking statements. Such factors include, but not limited to, changes (legislative, regulatory and otherwise) in the MMDS or LPTV industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and internet products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.
                  PART II.  OTHER INFORMATION
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
That portion of footnote 6 of the financial statements accompanying this report and that portion of Management's Discussion and Analysis of the Financial Condition and Results of Operations above, which disclose (a) notice and demand by the company's primary lending institution for all outstanding indebtedness on the company's line of credit, (b) defaults by the company on such indebtedness and other indebtedness of company to bank, (c) the negotiation of a forbearance agreement with respect to such defaults, and (d) other matters related thereto, are incorporated by reference into this Item 3 and Part II of this report.

                         SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   EMCEE BROADCAST PRODUCTS, INC.

Date: November 13, 2000            /s/ JAMES L. DeSTEFANO
                                   JAMES L. DeSTEFANO
                                   President/CEO

Date: November 13, 2000            /s/ ALLAN J. HARDING
                                   ALLAN J. HARDING
                                   Vice President-Finance