Form 10QSB
period 2000-12-31
EMCEE BROADCAST PRODUCTS INC
filed 2001-02-14
CIK 32312

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                          FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                         December 31, 2000

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

     Common stock, $ .01-2/3 par value - 4,041,709 shares as of February
13, 2001.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                           I     I N D E X

PART I.  FINANCIAL INFORMATION:                                  PAGE (S)

  CONSOLIDATED BALANCE SHEETS -
    December 31, 2000 and March 31, 2000                             3

  CONSOLIDATED STATEMENTS OF LOSS -
    Three months and nine months ended Dec. 31, 2000 and 1999        4

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
    Nine months ended December 31, 2000                              5

  CONSOLIDATED STATEMENTS OF CASH FLOW -
    Nine months ended December 31, 2000 and 1999                     6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7 - 8

  INDEPENDENT ACCOUNTANTS' REPORT                                    9

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10 - 14

PART II.  OTHER INFORMATION: SIGNATURES                              15


          NOTE:    Any questions concerning this report should be addressed to
Mr. Allan J. Harding, Vice President-Finance.

                     PART I.   FINANCIAL INFORMATION
            EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  - DECEMBER 31, 2000 and MARCH 31, 2000 -


                                          DEC. 31, 2000       MARCH 31, 2000
                                          (Unaudited)
ASSETS:
 CURRENT ASSETS:
 Cash and cash equivalents                 $     6,381          $  261,304
 U. S. Treasury Bills                              --            1,773,600
 Cash - restricted                             103,656                --
 Accounts receivable, net of allowance
  for doubtful accounts,
  Dec - $110,000 / March - $70,000            2,437,253          1,452,279
 Inventories                                  4,769,608          3,080,313
 Prepaid expenses                               130,801             80,113
                                              ---------           ---------
     TOTAL CURRENT ASSETS                     7,447,699          6,647,609
                                              ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land & land improvements                       246,841            246,841
 Building                                       617,475            617,475
 Machinery and equipment                      2,213,415          1,925,042
                                             ---------           ---------
                                              3,077,731          2,789,358
 Less accumulated depreciation                2,450,982          2,249,467
                                              ---------          ---------
     NET PROPERTY, PLANT AND EQUIPMENT          626,749            539,891
                                              ---------          ---------
OTHER ASSETS
 Income taxes refundable                        389,000            402,000
 Deferred income taxes                          212,000            220,000
 Other                                        1,127,000          1,292,448
                                              ---------          ---------
                                              1,728,009          1,914,448
                                              ---------          ---------
NOTE RECEIVABLE                                 536,500            525,000
 Less deferred portion                         (536,500)          (525,000)
                                                -------            -------
                                                      0                  0
                                              ---------          ---------
TOTAL ASSETS                              $   9,802,457         $9,101,948
                                             ==========          =========


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt            $  618,595         $ 106,000
 Notes payable (line of credit)                  725,000          ---
 Accounts payable                                690,315           368,671
 Accrued expenses:
   Payroll and related expenses                  182,980           214,316
   Other                                         495,854           437,836
 Deposits from customers                         435,647            64,247
                                               ---------         ---------
     TOTAL CURRENT LIABILITIES                 3,148,391         1,191,070
                                               ---------         ---------

LONG-TERM DEBT, net of current portions           20,000           596,354
                                                ---------        ---------
SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares;
   issued 4,406,361 shares                        73,450            73,450
 Additional paid-in capital                    3,583,484         3,583,484
 Retained earnings                             4,665,717         5,518,241
                                               ---------         ---------
                                               8,322,651         9,175,175
                                               ---------         ---------
 Less shares held in treasury at cost:
   364,652 shares Dec. 2000 and
   401,764 shares March 2000                   1,688,585         1,860,651
                                               ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                6,634,066         7,314,524
                                               ---------        ---------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                        $  9,802,457        $9,101,948
                                               =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF LOSS
        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                            (Unaudited)

                             NINE (9) MONTHS              THREE (3) MONTHS
                          12/31/00      12/31/99       12/31/00     12/31/99
NET SALES                $ 5,232,294    $ 2,935,002   $ 1,780,839 $ 1,147,361

COST OF PRODUCTS SOLD     4,226,411      2,432,048     1,516,059     934,011
                          ---------      ---------     ---------     -------
GROSS PROFIT              1,005,883        502,954       264,780     213,350

OPERATING EXPENSES:
  Selling expenses          844,295        685,259       269,362     191,283
  General and Admin        1,039,988       778,841      337,489      247,927
  Research and development   318,730       283,826       70,262      110,319
                            --------       -------      -------      -------
TOTAL OPERATING EXPENSES   2,203,013     1,747,926      677,113      549,529
                           ---------     ---------      -------      -------
LOSS FROM OPERATIONS      (1,197,130)   (1,244,972)    (412,333)    (336,179)
                           ---------     ---------      -------      -------
OTHER INCOME (EXPENSE), NET:
  Interest expense          (102,321)      (41,959)     (34,049)     (15,205)
  Interest income             95,437       123,656       31,004       39,516
  Other                       (1,510)       23,129         (411)       8,740
                            --------      --------      -------       ------
TOTAL OTHER INCOME
(EXPENSE), NET                (8,394)      104,826       (3,456)      33,051
                               -----       -------        -----       ------
LOSS BEFORE INCOME TAXES  (1,205,524)   (1,140,146)    (415,789)    (303,128)
                           ---------     ---------      -------      -------
INCOME TAX BENEFIT          (353,000)     (341,100)    (113,000)     (92,700)
                             -------       -------       -------      ------
NET LOSS                  $ (852,524)   $ (799,046)  $ (302,789)   $(210,428)
                             =======       =======      =======      ========
COMMON SHARE AND COMMON
SHARE EQUIVALENT
OUTSTANDING                4,039,550      3,982,397    4,041,709   3,982,397
                           =========     =========     =========   =========
LOSS PER COMMON
AND COMMON SHARE
EQUIVALENT                 $ (.21)        $ (.20)      $ (.07)    $  (.05)
                              ===            ===          ===          ===

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                NINE MONTHS ENDED DECEMBER 31, 2000
                            (Unaudited)

                             ADDITIONAL
          COMMON STOCK       PAID-IN    RETAINED    TREASURY STOCK
         SHARES    AMOUNT    CAPITAL    EARNINGS    SHARES   AMOUNT     TOTAL

BALANCE -
3/31/00  4,406,361 $73,450 $3,583,484 $5,518,241 401,764$(1,860,651)$7,314,524

TREASURY
STOCK
ISSUED                                           (37,112)   172,066    172,066

NET LOSS FOR
THE PERIOD                              (852,524)                    (852,524)
          --------- ------ ---------- --------- -------  ---------   ---------
BALANCE -
12/31/00 4,406,361 $73,450 $3,583,484 $4,665,717 364,652$(1,688,585)$6,634,066
         =========  ======  =========  ========= ======= =========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE (9) MONTHS ENDED DECEMBER 31, 2000 AND 1999
                          (Unaudited)

                                                    NINE (9) MONTHS
                                               12/31/00         12/31/99
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                      $  (852,524)        $ (799,046)
 Adjustments:
  Depreciation                                     201,515            195,722
  Amortization                                      10,800                --
  Provision for doubtful accounts                   40,000             26,986
  (Increase) decrease in (net of
   effect of acquisition):
    Accounts receivable                           (934,379)          (382,021)
    Inventories                                 (1,510,727)           388,765
    Prepaid expenses                               (50,688)           232,653
    Income taxes refundable                         13,000               --
    Deferred income taxes                            8,000             (9,000)
    Other assets                                    27,210            (18,780)
  Increase (decrease) in (net of
  effect of acquisition):
    Accounts payable                               277,115             44,190

    Accrued expenses                                 6,543            (36,865)
    Deposits from customers                        371,400             (6,576)
                                                   -------             ------
NET CASH USED IN OPERATING ACTIVITIES           (2,392,735)          (363,972)
                                                 ---------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in cash - restricted                    (103,656)             --
 Acquisition of property, plant
 and equipment                                     (43,373)           (48,584)
 Purchase of U. S. Treasury Bills                 (809,101)        (2,327,208)
 Proceeds from maturities of
  U.S. Treasury Bills                            2,582,701           2,334,872
 Purchase of Advanced Broadcast
 Systems, Inc.                                    (400,000)               ---
 Proceeds from sale of other assets                250,000                ---
                                                   -------            --------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                             1,476,571            (40,920)
                                                 ---------             ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit borrowing          1,100,000                ---
 Additional borrowing on long-term debt             15,527              20,141
 Payments on:
  Long-term debt                                   (79,286)           (66,862)

  Line of Credit                                  (375,000)              ---
                                                  -------             -------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                               661,241            (46,721)
                                                   -------             ------
NET DECREASE IN CASH                              (254,923)          (451,613)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                             261,304           1,572,423
                                                   -------           ---------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                $    6,381         $ 1,120,810
                                                   =======           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (refunded) during the period:
  Interest expense                              $   92,127        $    36,934
  Income taxes                                    (373,000)       $     6,000
 Fair value of assets acquired and
 liabilities assumed for purchase of
 Advanced Broadcast Systems, Inc.:
    Equipment                                  $  245,000
    Inventory                                     178,568
    Accounts receivable                            90,595
    Goodwill                                      272,571
    Accounts payable                              (44,529)
    Accrued liabilities                           (20,139)
    Inter-company payables                       (150,000)
    Treasury stock                               (172,066)
                                                  -------
    Cash paid                                    $400,000
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

2. The results of operations for the three-month and nine-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. At December 31, 2000, cash equivalents included $8,106 invested in a money market portfolio.

4.  INVENTORIES consisted of the following:

                                      Dec. 31, 2000         March 31, 2000
                                      (UNAUDITED)
          FINISHED GOODS              $  768,000          $  440,000
          WORK-IN-PROCESS             $  807,000          $  468,000
          RAW MATERIALS               $1,698,000          $  728,000
          MANUFACTURED COMPONENTS     $1,496,608          $1,444,313
                                       ----------          ---------
                                      $4,769,608          $3,080,313
                                        =========           =========

     Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. LOSS PER SHARE. Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended December 31, 2000 and 1999 because the assumed exercise of the options would be anti-dilutive. The number of options and warrants that could potentially dilute basic loss per share that have been excluded from the computation of diluted loss per share were 310,200 at December 31, 2000.

  6. On October 30, 2000, the company received written notice from its primary lending institution, First Union National Bank, that its working capital line of credit would not be renewed. As a result, the bank made a demand for the entire outstanding principal balance of the line which is, at the date of this report, $675,000 together with all accrued and unpaid interest and all reimbursable fees and expenses of the bank. Under the provisions of the bank's notice, these sums had to be paid on or before November 10, 2000, but as of the date of this report remain unpaid. The company is, therefore, in default of such payment. Because the line of credit is cross defaulted under the bank's loan documents with all other indebtedness of the company to the bank, which other indebtedness totals $601,400 as of the date of this report, the bank would have the right to accelerate the maturity of such other indebtedness and, if not timely paid, hold the company in default thereof as well. However, the bank has notified officers of the company that it is not taking any legal action against the company or any of the company's assets at the present time. Instead, the company and the bank are in the process of negotiating the terms and conditions of a forbearance agreement under which, among other things, the bank would agree to forbear from exercising its rights and remedies under the loan documents and permit the company to repay the line during a specific period of time and maintain scheduled payments on the other bank debt during that time.

     Concurrently, the company is exploring the refinancing of the line of credit and its other indebtedness with other lending institutions. The company has liquidated certain investments and is actively pursuing liquidating other investments to provide working capital until additional funding can be secured.

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

Kronick Kalada Berdy & Co.
Certified Public Accountants
190 Lathrop Street
Kingston, PA 18704

                Independent Accountants' Report

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of December 31, 2000 and the condensed statements of loss, shareholders' equity and cash flows for the three-months and nine-months then ended December 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

February 12, 2001

/s/ Kronick Kalada Berdy & Co.
Kronick Kalada Berdy

                 EMCEE BROADCAST PRODUCTS, INC.
                        AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales totaled $1,781,000 for the quarter ended December 31, 2000, an increase of 55% over the quarter ended December 31, 1999. Net sales for the nine-month period ended December 31, 2000 equaled $5,232,000, an increase of 78% compared to the nine months ended December 31, 1999. Advanced Broadcast Systems, Inc., which manufactures high power television transmitters and whose assets were purchased by the registrant in April, 2000, contributed net sales of $483,000 for the quarter and $1,105,000 for the nine months ended December 31,2000.

     Foreign shipments of $931,000 for the third quarter and $3,036,000 for the first three quarters ended December 31, 2000 accounted for 52% and 58% of shipments respectively. Although export shipments have historically been a major aspect of the Company's business, management anticipates that domestic demand, especially in high power products, will dominate sales for the next six months. A comparison of export shipments by region for the quarters and nine-month periods ended December 31, 2000, 1999 and 1998 are as follows:

                  Quarter ended December 30,     Nine-Months Ending Dec. 30,
                    2000*   1999*    1998*       2000*    1999*     1998*
                      (000's omitted)                (000's omitted)
Asia/Pacific Rim    $662     $ 78     $145      $2,027      $353    $1,002
Middle East            0      193        0           8       393       352
South America         59      391        7         258       533       162
North America         66       (7)     186         343        20       373
Central America       15        5        6          39        24        91
Caribbean             72       24      134         141       115       219
Europe                42       32       89         148        55       311
Africa                 0        0       40          40         0        45
Other                 15       (6)     (68)         32        35         6
                      --      ---      ---       -----     -----     -----
                    $931     $710     $539      $3,036    $1,528    $2,561
                     ===      ===     ====       =====     =====     =====

*Based on customers with $2,500 or more of sales.

     Gross profit for the quarter ended December 31, 2000 was $265,000 or 15% of net sales compared to $213,000 or 19% of net sales for the quarter ended December 31, 1999. Although volume was up for the most recent quarter, unfavorable manufacturing variances, due in large part to the learning curve involved with the implementation of new productions, reduced the expected margin.
     Gross Profit for the nine months ended December 31, 2000 was $1,006,000 or 19% of net sales compared to $503,000 or 17% of net sales for the first nine months one year ago.

     Total operating expenses of $677,000 for the third quarter ended December 31, 2000 was 23% over the like period one year ago and increased total operating expenses to $2,203,000 for the nine months ended December 31, 2000 or 26% over the amount of $1,748,000 for the nine months ended December 31, 1999.

     General and Administrative expense totaled $337,000 for the quarter ended December 31, 2000 compared to $248,000 for the quarter ended December 31, 1999 and $1,040,000 for the nine months ended December 31, 2000 compared to $779,000 for the same period one year ago. Approximately $52,000 of the increase for the comparative quarter ($164,000 year to date) is attributable to the new business acquired in April 2000. The remainder of the increase for both the quarter and year-to-date are for various legal and professional fees in connection with bank debt, vendor negotiations and consulting fees related to the acquisition of Advanced Broadcast Systems, Inc.

     Selling expense of $269,000 for the quarter ended December 31, 2000 exceeded the amount of $191,000 for the quarter ended December 31, 1999 by 41%. Approximately $24,000 of this difference is attributable to selling expense for the aforementioned acquisition. Additional expense was incurred in the latest quarter compared to the former for salaries in the amount of $27,000 for the addition of personnel and commissions due to the increase in sales volume. Advertising was also increased for the quarter for new products. Travel expenditures were reduced in the quarter compared to the third quarter of fiscal 2000. Selling expenses for the nine months ended December 31, 2000 totaled $844,000 compared to $685,000 for the nine months ended December 31, 1999. The increases included the new acquisition selling expense of $37,000. For the year-to-date, additional selling expense of approximately $30,000 is related to a large order for Korea.

     Research and Development expense for the quarter ended December 31, 2000 decreased to $70,000 compared to $110,000 for the same quarter one year ago, although research and development for the nine months ended December 31, 2000 increased to $319,000 from $284,000 for the year ended December 31, 1999. The quarter expense was reduced as engineering personnel were deployed for manufacturing and test efforts for new products. The Company is committed to development of new products for both the MMDS and digital product line.

     The increase in operating expenses somewhat offset the increase in sales volume and produced a loss from operations for the quarter ended December 31, 2000 of $412,000 compared to a loss from operations of $336,000 for the third quarter one year ago. Year-to-date loss from operations of $1,197,000 improved only slightly from the loss from operations of $1,245,000 for the nine months ended December 31, 1999.

     Interest expense for the quarter ended December 31, 2000 totaled $34,000 and increased interest expense to $102,000 for the nine months ended December 31, 2000 compared to interest expense of $15,000 and $42,000 respectively, for the quarter and nine months ended December 31, 1999 as the line of credit was utilized in fiscal 2001.

     Interest income decreased from $40,000 for the quarter ended December 31, 1999 to $31,000 for the quarter ended December 31, 2000 due to the reduction of securities investment in U.S. T-bills and money markets. For this reason, year-to-date interest decreased from $124,000 to $95,000 for the comparable nine months ended December 31, 1999 and 2000.

     Other income (expense) was a nominal $400 (expense) for the quarter and $1,500 (expense) for the first three quarters ended December 31,2000 compared to other income of $9,000 and $23,000 for the same periods one year ago as the Company received rent for salable products.

     Loss before income tax benefit was $416,000 for the quarter ended December 31, 2000 and $1,206,000 for the nine months ended December 31, 2000. Expected tax benefits reduced the losses to a net loss of $303,000 (seven cents per share of outstanding stock) for the quarter ended December 31, 2000 and $853,000 (twenty-one cents per share of outstanding stock). Comparable amounts were losses of $210,000 and $799,000 for the quarter and year-to-date ended December 31, 1999 equivalent to five cents and twenty cents for outstanding shares, respectively.

     Management believes that demand for digital and analog television products will increase sales by the beginning of May 2001, and is confident the Registrant can be profitable by September 2001 provided outside financing is secured.

     Cash and cash equivalents were decreased from $261,000 as of March 31, 2000 to $110,000 as of December 31, 2000 and U.S. treasury bills were liquidated during the same period to provide funding for the acquisition of Advanced Broadcast Systems, Inc. in April 2000, increases in receivables and inventories and payments of borrowings.

     The Registrant acquired the assets of Advanced Broadcast Systems, Inc. on April 17, 2000 for approximately $400,000 in cash, 37,112 shares of the Company's stock valued as of the acquisition date at $2.78 per share and the assumption of liabilities aggregating approximately $200,000. Additional amounts may be paid based on the initial year revenues and earnings of the acquired company.

     Advanced Broadcast Systems, Inc. is a manufacturer of commercial high and medium power analog and digital television transmitters for UHF broadcast markets and is significant in the Registrant's marketing strategy for the new digital transmitter market.

     Accounts receivables increased from $1,452,000 as of March 31, 2000 to $2,437,000 as of December 31, 2000. Approximately 70% of receivables as of December 31, 2000 are from foreign customers, a portion of which is on extended payment terms. A scheduled payment of $108,000 was received in January 2001 from a South American customer. However, a significant customer has delayed payments due in December 2000 and January 2001. A partial payment was received in February and management believes the outcome of the receivable will be satisfactory. Reserves for doubtful accounts has been increased from $60,000 as of March 31, 2000 to $110,000 as of December 31, 2000.

     Inventories increased from $3,080,000 as of March 31, 2000 to $4,770,000 as of December 31, 2000. The Company had ordered additional inventory due to expected shortages of critical parts. The result was additional inventories that will require at least six months to work down.

     Prepaid expenses, which are comprised of prepaid insurance and convention expense, increased from $80,000 as of March 31, 2000 to $131,000 as of December 31, 2000 due to outlays for shows scheduled for the spring and summer of 2001.

     Income taxes refundable and deferred income taxes totaled $601,000 as of December 31, 2000 compared to a total of $622,000 as of March 31, 2000. A total of $373,000 refund of federal tax was received in the second quarter of the current fiscal year. The current balances reflect the tax benefit of $353,000 for the current year's loss and temporary federal income tax timing differences.

     All borrowings from the primary lending institution is shown as current, as it is expected that the forbearance agreement in discussion with this bank will require payments within a year. The long term debt is for scheduled payment on two vehicles.

     Accounts payable increased from $369,000 as of March 31, 2000 to $690,000 as of December 31, 2000 due primarily to the increase in inventories.

     Accrued expenses for payroll and related expenses decreased from $214,000 as of March 31, 2000 to $183,000 as of December 31, 2000 due
primarily to a reduction of vacation pay accrual at December 31, 2000.

     Other accrued expenses increased from $438,000 as of March 31, 2000 to $496,000 as of December 31, 2000 with the increase due to the addition of ABS (Advanced Broadcast Systems) and timing of accruals.

     An indication of the strength of the demand for new orders is demonstrated in the increase of Deposits from Customers from $64,000 as of March 31, 2000 to $436,000 as of December 31, 2000.

     Property, plant and equipment increased $288,000 from $2,789,358 at March 31, 2000 to $3,078,000 as of December 31, 2000. Of the total increase, $245,000 was equipment purchased in the acquisition of ABS (Advanced Broadcast Systems). Depreciation reserve was increased by $202,000 for the nine month period ended December 31, 2000.

     Other assets decreased from $1,292,000 as of March 31, 2000 to $1,127,000 as of December 31, 2000. An increase of $331,000 for Goodwill in connection with the acquisition of Advanced Broadcast Systems, Inc. in April 2000 was more than offset by reduction in investments and other advances to Advanced Broadcast Systems, Inc. at March 31, 2000 of $174,000 (and prior to the acquisition) was reduced at the time of acquisition. The investment of $250,000 in a venture capital company was sold at cost to provide additional liquidity.

     The balance of accounts receivables (included in other assets) due in more than one year was reduced from $282,000 as of March 31, 2000 to $141,000 as scheduled payments were made.

     The backlog of unsold orders equaled $1,068,000 as of December 31, 2000 compared to $1,367,000 as of March 31, 2000. In January 2001, the Registrant received an order in the amount of $573,000 for a high power television transmitter to be completed by July 2001.

     The Company has 55 full and part time employees at its facilities in Pennsylvania and Kentucky as of the date of this report.

     Treasury stock decreased by 37,112 shares, equal to the value of $172,000, as the shares were used as partial payment for the acquisition of April 17, 2000. These shares are held in an escrow account until April 1, 2001.

     On October 30, 2000, the company received written notice from its primary lending institution, First Union National Bank, that its working capital line of credit would not be renewed. As a result, the bank made a demand for the entire outstanding principal balance of the line which is, at the date of this report, $675,000, together with all accrued and unpaid interest and all reimbursable fees and expenses of the bank. Under the provisions of the bank's notice, these sums had to be paid on or before November 10, 2000, but as of the date of this report remain unpaid. The company is, therefore, in default of such payment. Because the line of credit is cross defaulted under the bank's loan documents with all other indebtedness of the company to the bank, which other indebtedness totals $601,400 as of the date of this report, the bank would have the right to accelerate the maturity of such other indebtedness and, if not timely paid, hold the company in default thereof as well.

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

     Concurrently, the company is exploring refinancing of the line of credit and its other indebtedness with other lending institutions. The company has liquidated certain investments and is actively pursuing liquidating other investments to provide working capital until additional funding can be secured.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Any statements contained in this report which are not historical facts are forwarding looking statements; and, therefore, many important facts could cause actual results to differ materially from those in the forward looking statements. Such factors include, but not limited to, changes (legislative, regulatory and otherwise) in the MMDS or broadcast industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and internet products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

                  PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
That portion of footnote 6 of the financial statements accompanying this report and that portion of Management's Discussion and Analysis of the Financial Condition and Results of Operations above, which disclose (a) notice and demand by the company's primary lending institution for all outstanding indebtedness on the company's line of credit, (b) defaults by the company on such indebtedness and other indebtedness of the company to the bank, (c) the negotiation of a forbearance agreement with respect to such defaults, and (d) other matters related thereto, are incorporated by reference into this Item 3 and Part II of this report.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   EMCEE BROADCAST PRODUCTS, INC.

Date: February 13, 2001            /s/ JAMES L. DeSTEFANO
                                   JAMES L. DeSTEFANO
                                   President/CEO

Date: February 13, 2001            /s/ ALLAN J. HARDING
                                   ALLAN J. HARDING
                                   Vice President-Finance