Form 10KSB
period 2001-03-31
EMCEE BROADCAST PRODUCTS INC
filed 2001-06-29
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-KSB


(Mark One)

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    X              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                         For the fiscal year ended March 31, 2001

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 [No Fee
                   Required]

                         For the transition period from _________
                         _________________ to ___________________

                  Commission file number 1-6299


                  EMCEE BROADCAST PRODUCTS, INC.
          (Name of small business issuer in its charter)

             DELAWARE                        13-1926296
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)              Number)

 SUSQUEHANNA STREET EXTENSION,PO BOX 68, WHITE HAVEN, PA  18661-0068
(Address of principal executive offices)                    Zip Code)

Issuer's telephone number: (570) 443-9575

                               ////

Securities registered under Section 12(b) of the Exchange Act:
Title of each class:                 Name of each exchange on which
                                               registered:

        Common                     NASDAQ National Market

Securities registered under Section 12(g) of the Exchange Act:

                               None
                         (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90)days.

                                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year, $6,108,770.

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,213,024 computed by reference to the closing bid price of the stock at June 26, 2001. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                  OUTSTANDING AT JUNE 26, 2001
Common stock, par value $.01-2/3              4,015,194
 per share

               DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 2000.

Transitional Small Business Disclosure Format (Check One)

                                        Yes      ;  No   X  .

                  EMCEE BROADCAST PRODUCTS, INC.
                           FORM 10-KSB
                 FISCAL YEAR ENDED MARCH 31, 2001

                        TABLE OF CONTENTS

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS                      1

ITEM 2.   DESCRIPTION OF PROPERTY                      5

ITEM 3.   LEGAL PROCEEDINGS                            6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                             6


PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                          7

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                         8

ITEM 7.   FINANCIAL STATEMENTS                         15

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES      15


PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT            15

ITEM 10.  EXECUTIVE COMPENSATION                       15

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                        16

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                 16

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K             16

          SIGNATURES                                   19

                              PART I
ITEM 1.  DESCRIPTION OF BUSINESS
          EMCEE Broadcast Products, Inc. was incorporated under the laws of the State of Delaware in 1960. As used in this report, the terms "EMCEE", "Company" and "Registrant" refer to EMCEE Broadcast Products, Inc., unless the context indicates otherwise.
          EMCEE manufactures and sells Multichannel Multipoint Distribution Service ("MMDS"), low power television ("LPTV"), and medium to high power ("Broadcast") transmitters and related equipment. The Company's MMDS products are sold to the wireless cable industry, and the LPTV and Broadcast products are sold to the television broadcast industry. The Broadcast products are sold by the Company and principally manufactured by the Company's Kentucky based subsidiary, Advanced Broadcast Systems, Inc.("ABS"), which the Company acquired in April, 2000.
          The Company also provides all services related to the design, procurement, and installation of television broadcast systems, with the exception of licensing submissions.
          The Company sells its products in both domestic and international markets. Sales in the United States occur most frequently through the Company's employed sales staff, while independent sales representatives, agents and distributors are primarily utilized in foreign countries. Most of EMCEE's sales occur in the commercial, educational, private television system, and data (Internet) systems markets.
          Until fiscal year 2001, most of EMCEE's sales volume was derived from the sale of MMDS products to the wireless industry. However, in fiscal year 2001, MMDS sales continued to slow, and sales of Broadcast equipment increased, causing Broadcast equipment sales to represent approximately 20% of the Company's sales volume in fiscal year 2001. The Company believes that for at least the next two to three years Broadcast product sales will continue to grow and represent an even greater percentage of total sales volume. This is due, in part, to the broadcast industry's move to digital or high definition television ("HDTV") products, which utilize medium to high power transmitters, and the continuing lag in development and growth in the MMDS industry. ABS has and will continue to play an important role for the Company in providing the broadcast industry with digital equipment.
          EMCEE, through its subsidiary, R.F. Internet Systems, Inc., is also involved in two joint ventures formed to sell high speed wireless Internet access in the Northwestern United States. Presently, however, growth in this industry is slow due primarily to the high cost of subscriber equipment and installation. Although the Company will continue to manufacture and sell transmitters and related equipment to this industry, it has no plans to participate as an operator beyond the two joint ventures in which it is currently involved.
          At March 31, 2001, the Company employed 53 people on a full-time basis.
          There are a number of vendors from which the Company may purchase materials used to manufacture its products. However, substantial periods of lead time for delivery are sometimes experienced, making it necessary to inventory varied quantities of materials. The Company's principal vendors, including ABS's principal vendors, are Andrew Corporation, Fujitsu Corporation, Microwave Filter Company, Inc., NWC Transformers, Marconi, Dielectronic Sciences, Litton Electronic Devices, and MCI Communications, Inc.

          Significant portions of EMCEE's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition, the timing of these contracts relate to economic and regulatory developments over which EMCEE has little or no control.
          In fiscal year 2001, purchases by one overseas customer constituted $1.2 million or 20% of the Company's net sales. Although these purchases were significant in both amount and as a percentage of sales, EMCEE is not dependent on this company for future sales.
          Most of the Company's domestic products must receive FCC approval prior to being marketed and sold. As of the date of this report, all of the Company's products requiring FCC approval have received it.
          FCC regulations can have an effect on the demand for the Company's domestic products. Currently, the FCC is considering Petitions by the cellular phone industry to use MMDS frequencies for third generation cellular phone service. Although it is difficult to predict what final decision the FCC will make, the Company believes that the MMDS industry has made a good case for the continued use of MMDS frequencies for data and, in the future, telephony services. Additionally, the FCC has mandated that all commercial television broadcasters begin transmitting with a digital signal no later than May, 2002. Public broadcasters must begin transmitting with a digital signal no later than May, 2003. The Company anticipates that this FCC regulation will impact favorably on the demand for Broadcast equipment over the next several years.
          The amount of money spent on the Company's research and development activities in fiscal years 2000 and 2001 was,respectively,$430,678 and $454,492. The 2001 R&D expenditures are net of approximately $4,500, which was received from one customer for specific research and development projects.
          In the MMDS industry, the Company occupies a strong position among its competitors. However, the Company continues to experience significant pricing pressures in the MMDS industry, primarily as a result of a reduction in demand for MMDS products, both domestically and internationally. In the broadcast industry, the Company considers itself to currently be a "second tier" supplier, with Harris and Thomcast currently being the market leaders in sales to this industry.
          The primary methods of competition in the Company's industry are product pricing, the ready availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.
          There has been no material effect on EMCEE as a result of compliance with federal, state or local environmental laws.
          EMCEE's principal corporate logos, "EMCEE" and "EMCEE Broadcast Products", are registered in the United States Patent and Trademark Office and are used by EMCEE pursuant to a license with its wholly owned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, EMCEE also uses the trademark, "Site Lock", which is a mark associated with a product sold by the Registrant that enhances analog picture quality for MMDS systems in close proximity to systems operating on the same frequency, and utilizes a patent for a solid state S-band transmitter.

ITEM 2.  DESCRIPTION OF PROPERTY
          The Registrant conducts operations at its facility located on approximately 19 acres, which the Registrant owns, in White Haven, Pennsylvania.
          The building was constructed specifically for the Registrant in 1968 and consists of approximately 27,000 square feet, with the majority of the area devoted to manufacturing. The front portion of the building, consisting of two floors, houses administrative, engineering and sales offices. The land, building and improvements are well maintained and in good condition.
          The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, First Federal Bank. These encumbrances secure the Registrant's mortgage loan and term loan with the lender. As of the date of this report, the aggregate principal balance of these encumbrances is $2,000,000.
          The Registrant also leases a warehouse in White Haven, Pennsylvania, in which it stores equipment and archival documents.

ITEM 3.  LEGAL PROCEEDINGS
          The Company filed a collection lawsuit in the Court of Common
Pleas of Luzerne County, Pennsylvania, on April 3, 2001, against Korea Multinet, Inc. and John and Jungon Jung (No. 2233-C of 2001). The suit relates primarily to outstanding indebtedness which Korea Multinet, Inc. owes the Company for the purchase of the Company's MMDS products. The Jungs are parties to the suit because they are sureties (guarantors) of this indebtedness. The Company is seeking damages in the amount of $1,440,758.03 plus interest and costs of suit. As of the date of this report, the lawsuit is in the pleadings stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                             PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          The NASDAQ National Market is the principal market on which the Registrant's common stock is traded.

MARKET INFORMATION
STOCK PRICE
          The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:

                    FISCAL YEAR 2001              FISCAL YEAR 2000
QTR ENDED: JUNE 30  SEPT 30  DEC 31  MAR 31 JUNE 30  SEPT 30  DEC 31  MAR 31

(BID) HIGH $6.50    $6.938  $3.406  $2.00    $4.00    $6.50   $14.00  $13.00
(BID) LOW  $2.313   $2.875  $.813  $.719     $1.179   $1.25    $1.75   $5.375

          The above high/low bid information was obtained from the NASDAQ Stock Market, Inc.

HOLDERS
          At March 31, 2001, the number of holders of the Registrant's common stock was 1,214.

DIVIDENDS
          No dividends were declared during fiscal year 2000 or fiscal year 2001. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

Net sales for fiscal year ended March 31, 2001 totaled $6,109,000 compared to $4,738,000 for fiscal 2000. Advanced Broadcast Systems, Inc.(ABS), which manufactures high power television transmitters and whose assets were purchased by the registrant in April 2000, contributed net sales of $1,189,000 for the fiscal year. Excluding ABS sales, there were no significant changes in volume from 2000 to 2001. The market demand for MMDS and LPTV products remains constant.

Foreign shipments for fiscal year 2001 totaled $3,513,000 compared to $2,962,000 in fiscal 2000. One single customer in Korea accounted for $1,221,000 (20%) and $1,122,000 (24%) of sales for the fiscal years ended 2001
and 2000, respectively.   Certain accounts receivable arising from sales to
this customer, totaling approximately $1,370,000 are past due at March 31, 2001. The Registrant is actively pursuing collection of these amounts. Given the current financial difficulties of this customer, it is unlikely that future sales to this customer will approach volumes of the prior two years. The remaining increase in foreign sales can be attributed to a slight
improvement in foreign markets.   This increase was partially offset by a
similar decrease in domestic sales, exclusive of high power transmitters.

For the last several years, foreign sales have been more than half of total sales for the Company and comprised 58%, 63% and 51% for the fiscal years 2001, 2000 and 1999. The composition of these shipments to the following geographic areas is as follows:


                                 2001          2000         1999
                               -------------------------------------

Asia/Pacific Rim              $1,705,000   $1,516,000     $1,015,000
South America                    614,000      698,000        140,000
Caribbean                        167,000      104,000        423,000
Middle East                        8,000      393,000        372,000
North America                    130,000       47,000        368,000
Europe                           495,000       83,000        365,000
Central America                  309,000       26,000        102,000
Africa                            20,000                      52,000
Other                             65,000       95,000        155,000
                               ---------     ---------     ---------
                              $3,513,000   $2,962,000     $2,992,000
                               =================================

Although export shipments have been a major aspect of the Company's business, management anticipates that domestic demand, especially for high power products, will be the significant component of sales for the next twelve to twenty-four months.

Gross profit equaled $401,000 or 6.6% of sales for fiscal 2001 compared to
$1,000,000 or 21.1% of sales for fiscal 2000.   The decline in the profit
margin is partly due to the lower than expected margin realized on the sales of high powered transmitters. The lower margin (7.8%) on ABS sales was, in large part, due to the additional time and effort expended in implementing new products and due to the Company aggressively pursuing sales to obtain a presence in the medium to high power market. The Company's traditional product lines, low power and MMDS, also experienced a decline in margin as competition in both the domestic and foreign markets forced lower margins in order to maintain sales volume. Additionally, the reserve for obsolete inventory increased by approximately $235,000 during the fiscal year ended March 31, 2001, also contributing to the decline in profit margin.

Total operating expenses of $3,321,000 increased $918,000 over last fiscal year. ABS contributed $250,0000 to the increase.

General and Administrative expense totaled $1,736,000 compared to $1,072,000 in fiscal 2000 for a 61.9% increase. ABS expenses of $224,000 contributed to
this $664,000 increase.   The majority of the remaining increase is due to an
increase in the reserve for doubtful accounts in the amount of $318,000.   The
reserve was increased due to management's concern over the collection of the receivable balance from the Korean customer previously discussed.

Selling expenses increased 25% or $230,000 over fiscal 2000. ABS contributed $23,000 to this increase. Of the increase, $126,000 is due to an increase in sales personnel and additional commission expense resulting from an increase in sales volume. Approximately $50,000 related to additional selling expenses associated with the Korea order. Expenses related to participation in shows and conventions increased $12,000 over the prior year, which also contributed to the increase.

Research and Development was $455,000 for the year ended March 31, 2001, or approximately $25,000 more than the prior year, as the Company continues efforts to develop and improve products for high definition television (HDTV) and high speed Internet products. Additionally, current year expenditures included development efforts on a new product to transition commercial and public television broadcasters from analog to digital transmission in phases. Current year expenditures are net of approximately $4,500 received from one customer for specific product development.

The increase in operating expenses coupled with the deterioration in the profit margin produced a loss from operations of $2,919,000, which is an increase of $1,517,000 over the prior year.

Interest expense increased from $58,000 in fiscal 2000 to $126,000 in fiscal 2001, as net borrowing under the line of credit agreement was $525,000 with an average amount outstanding of $825,000. Comparatively, the line of credit was not used in fiscal 2000. Interest income decreased from $169,000 to $111,000 in fiscal 2000 and 2001, respectively, as the reduction of cash and cash equivalents decreased the amount available for investment. Other
expenses increased approximately $161,000.   Included in this increase is a
loss of approximately $170,000 from equity investments in joint ventures formed to sell high speed wireless Internet access in the Northwestern United States. The overall decrease in other income was approximately $287,000 as a result of the foregoing.

Net loss before income tax benefits totaled $3,104,000 and $1,301,000 for the fiscal years 2001 and 2000, respectively. Income tax benefits reduced the net loss to $2,005,000, or $ (.50) per common share outstanding for fiscal 2001, compared to a net loss of $827,000, or $ (.21) per common share outstanding for fiscal 2000.

Selected financial data by quarter for the years ended March 31, 2001 and March 31, 2000 is as follows:


                1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
               2001   2000    2001    2000    2001   2000      2001   2000
                       (Thousands of Dollars, except per share amounts)
            ----------------------------------------------------------------
Net Sales   $1,680  $  812   $ 1,771  $ 975  $1,780  $1,147  $   878  $1,804
Gross profit
 (loss)     $  340  $  107   $   401  $ 182  $  265  $  213  $ ( 605) $  498

Net loss    $(274)  $(300)   $ (276)  $(288) $ (303) $ (211) $(1,152) $  (28)
Per Share:
Basic       $(.07)  $(.08)   $(.07)  $(.07)  $(.07)  $(.05)  $(.29)   $(.01)
Diluted     $(.07)  $(.08)   $(.07)  $(.07)  $(.07) $(.05)  $(.29)    $(.01)


Liquidity and Capital Resources

On April 17, 2000 the Company acquired the assets of Advanced Broadcast Systems, Inc. for approximately $400,000 in cash, 37,112 shares of the Company's common stock valued at the acquisition date at $2.78 per share and the assumption of liabilities aggregating approximately $200,000 and other consideration. Under the Asset Purchase Agreement, the former principals had the option at April 1, 2001 of electing to take the common stock held in escrow or $100,000. The former principals elected to take the cash and returned to the
Company the shares held in escrow. The outstanding shares of stock and goodwill balances were adjusted accordingly.

The acquired company manufactures commercial high and medium power analog and digital television transmitters for UHF broadcast markets. Management believes that the acquisition has enhanced the Company's present product line of low power broadcast products and will enable the Company to expand into the market for digital HDTV service. The Federal Communications Commission has mandated that all television stations are required to provide digital HDTV transmission by May 2003. The combination of the low-power product line and the high-power products has enabled the Company to develop a transition strategy to take broadcasters from high-power analog signal transmission to high-power digital transmission in phases.

The Company's cash requirements were satisfied in fiscal 2001 from line of credit borrowings, cash on-hand, customer deposits and the sale of a certain long term asset. Cash and cash equivalents decreased from $2,035,000 as of March 31, 2000 to $69,000 as of March 31, 2001 as short-term investments were liquidated to fund the purchase of ABS to meet working capital requirements and to make debt payments.

Current accounts receivable increased from $1,452,000 to $1,628,000 at March 31, 2000 and 2001, respectively. The increase is largely due to the Korean customer who has delayed payment of its account. As mentioned above, the Company is aggressively pursuing collection of this account but has increased the allowance for doubtful accounts from $70,000 in fiscal year 2000 to $388,000 in fiscal 2001.

Inventories increased from $3,080,000 to $4,100,000 at March 31, 2000 and 2001, respectively. The Company purchased additional inventory due to expected shortages of critical parts and expected increase in Multichannel Multipoint Distribution Service (MMDS) sales. The MMDS sales did not materialize as expected. The Registrant believes that increase inventory levels will remain until the MMDS market improves. The domestic MMDS market is waiting for the direction that will be taken by large companies such as Sprint and WorldCom for communication equipment utilizing the MMDS spectrum. The Registrant has developed equipment that it believes will be an integral component of the developing systems for television, telephone, and Internet service.

Prepaid expenses increased from $80,000 to $160,000 at March 31, 2000 and 2001, respectively. The increase is due to outlays for shows and conventions scheduled for the spring and summer of 2001 and execution of a software maintenance agreement.

Income taxes refundable decreased from $373,000 to $0 at March 31, 2000 and 2001, respectively. An income tax refund approximating $373,000 was received during fiscal 2001. The Registrant has no remaining tax carrybacks available, accordingly no income taxes refundable have been recorded in the current year.

Property, plant and equipment increased $278,000 from $2,789,000 at March 31, 2000 to $3,067,000 at March 31, 2001. Of the total increase $245,000 was equipment purchased in the acquisition of ABS. Depreciation expense was $204,000 for the twelve months ended March 31, 2001.

Other assets increased from $1,292,000 at March 31, 2000 to $2,398,000 at
March 31, 2001.   The increase is largely due to the recording of a
non-current deferred tax asset in the amount of $1,347,000. Additionally, an increase of goodwill of approximately $251,000 was recorded in connection with the acquisition of ABS. This increase was partially offset by the sale of an investment in a venture capital company. The investment was sold at cost to provide cash to meet working capital and debt repayment demands.

Deferred income taxes totaled $1,347,000 as of March 31, 2001 versus $249,000 as of March 31, 2000. The difference is due to temporary timing differences.

The tax effects of net operating loss carryforwards and temporary timing differences that give rise to deferred income taxes at March 31, 2001 and 2000 are presented in the table below:
                                          2001        2000
                                        -------------------------
Deferred tax assets:
     Net operating loss carryforwards   $879,000      $  29,000
     Inventory                           212,000        121,000
     Accounts receivable                 131,000         24,000
     Employee benefits                    59,000         47,000
     Property and equipment               28,000         26,000
     Investments                          34,000              0
     Other differences                     4,000          2,000
                                       ---------        -------
     Total deferred tax assets        $1,347,000       $249,000
                                       =========================

The net operating loss carryforwards reflect the federal income tax benefit of $2,585,000 in loss carryforwards, which expire in varying amounts between 2020 and 2021.

The Company has considered the current market environment, new exposure with the acquisition of ABS to the medium and high power markets and the impending FCC regulations requiring television broadcasters to be transmitting with a digital signal no later than May 2003 in determining the likely realization of the future tax benefits.

Additionally, given the cyclical nature of the Registrant's business and the extended expiration dates, it is more than likely that the net operating loss carryforwards will be utilized prior to expiration.

The backlog of unsold orders equaled $2,047,000 as of March 31, 2001, compared to $1,367,000 at March 31, 2000. Unsold ABS products represented $1,516,000 of this total for fiscal 2001.

The Company has 61 full and part time employees at its facilities in Pennsylvania and Kentucky, as of June 29, 2001.

Treasury stock decreased by 4,884 shares and a value of $22,643 at March 31, 2001. These unregistered shares were issued to Directors in lieu of cash for payment of director's fees. As of December 31, 2000, shares totaling 37,112 with a value of $172,000 were used as partial payment for the acquisition of ABS and were held in an escrow account for the benefit of the former principals. The former principals had the option at April 1, 2001 of electing to take the common stock held in escrow or $100,000. As previously discussed, the former principals elected to take the cash and returned to the Company the
shares held in escrow.   The outstanding shares of stock and goodwill balances
were adjusted accordingly at March 31, 2001 to reflect the decrease in purchase price due to the deterioration in the market value of the common stock.

On October 30, 2000, the Company received written notice from its primary lending institution, First Union National Bank, that its working capital line of credit would not be renewed. As a result, the bank made a demand for the entire outstanding principal balance of the line together with all accrued and unpaid interest and all reimbursable fees and expenses of the bank. Under the provisions of the bank's notice, these sums had to be paid on or before November 10, 2000. Because the line was cross defaulted under the bank's loan documents with all other indebtedness of the Company to the bank, the bank would have the right to accelerate the maturity of such other indebtedness and hold the Company in default thereof as well.

However, the bank notified the Company that it was not taking any legal action against the Company. Instead, the Company and the bank negotiated a forbearance agreement which, among other things, the bank agreed to forbear from exercising its rights and remedies under the loan documents and permitted the company to repay the line during a specific period of time and maintain scheduled payments on the other bank debt during that time. The forbearance agreement as twice extended required all principal and interest to be paid no later than June 8, 2001.

On June 7, 2001 the Company entered into a guaranteed loan agreement with First Federal Bank of Hazleton and the United States Department of Agriculture Rural Development Division. The Company secured a $500,000 term loan and a $1,500,000 mortgage loan. Of the aggregate $2,000,000, approximately $1,035,000 was used to satisfy outstanding debt including approximately $25,000 in legal fees to First Union. One hundred thousand dollars ($100,000) is being held by First Federal in a debt reserve fund as cash collateral. Origination costs totaling $52,000 were paid to First Federal Bank and Rural Development. The remaining balance of $804,000 provided an infusion of cash to meet working capital demands.

Accounts payable increased $387,000 from $369,000 to $756,000 as of March 31, 2000 and 2001, respectively. The increase is in part due to ABS vendor obligations of $70,000. The majority of the increase is due to delays in payments to vendors because of limited liquidity. The build-up in inventory and delinquent payments on the Korean receivable adversely affected the Company's cash flow and liquidity.

Other accrued expenses increase from $437,000 as of March 31, 2000 to $608,000 at March 31, 2001. Of the increase, $30,000 is due to ABS. The majority of this increase is due to commissions to outside interests accrued, but not paid, as of March 31, 2001.

Deposits from customers increased from $64,000 in fiscal 2000 to $915,000 as of March 31, 2001. Of this increase, $610,000 relates to deposits on ABS orders.

Payment terms for high power transmitters differ from the Company's traditional product lines. Typically 90% of the sales price is paid in advance of shipment of product. Another $200,000 of the increase relates to deposits from customers retained on orders which were shipped and returned or cancelled. This amount will remain as a liability on the books until settlement with customers is reached.

On June 13, 2001, the Company, in two separate transactions, entered into stock option agreements which provide, in the aggregate, for the issuance of 800,000 shares of common stock at $0.75 per share. The $600,000 of proceeds from these equity transactions will, in conjunction with the refinancing, help strengthen the Company's position in the growing marketplace for UHF, VHF and digital transmitters as well as bi-directional services for the wireless industry.

ITEM 7.   FINANCIAL STATEMENTS
          See pages 20 to 39 of this report for the financial statements required by this Item.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits. The following is an Exhibit Index of the applicable Exhibits to this report:

DESCRIPTION OF EXHIBIT             EXHIBIT NUMBER      PAGE NUMBER

     Articles of Incorporation
  and Bylaws

      Restated Certificate
      of Incorporation                       3 i                 (1)
      Bylaws                                 3 ii                (2)

  Material Contracts

       1996 Stock Option Plan                10                  (1)
       Officers Incentive Compensation
       Plan                                  10                  (1)
       Agreement (Change in Control
       Agreements for certain Executive
       Officers)                             10                  40
       Extension Agreement (extending
       the terms of certain Change in
       Control Agreements)                   10                  76
       Settlement and Release Agreement      10                  (1)
       Stock Option Agreement between
       EMCEE and CopperGlass Optical
       Solutions, Inc.                       10                  79
       Stock Option Agreement between
       EMCEE and Quaker Capital
       Partners I, L.P.                      10                  113

  Subsidiaries                               21                  (3)




     (1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1997.
     (2) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year 1998.
     (3) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 2000.
              (b) Reports on Form 8-K. The Registrant filed three reports on Form 8-K during the last quarter of the period covered by this report. The first report announced that the Registrant and its former primary lending institution, First Union National Bank, entered into a Forbearance Agreement.The second report announced that Timothy P. Hulick, Ph.D was nominated and elected to the Company's Board of Directors, effective March 5, 2001. The third report announced that the Registrant and First Union National Bank entered into a written Amendment to the Forbearance Agreement between the parties dated February 16, 2001.


               [REMAINDER OF THIS PAGE INTENTIONALLY
                            LEFT BLANK]

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMCEE BROADCAST PRODUCTS, INC.

                              /s/ JAMES L. DESTEFANO
                              James L. DeStefano, President/CEO
                              Date: June 29, 2001

                              /s/ KERRY TURNER
                              Kerry Turner, Controller
                              Date: June 29, 2001

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JAMES L. DESTEFANO             Date: June 29, 2001
James L. DeStefano, Director

/s/ ROBERT HOSTETLER               Date: June 29, 2001
Robert Hostetler, Director

/s/ TIMOTHY P. HULICK, Ph.D        Date: June 29, 2001
Timothy P. Hulick, Ph.D, Director

/s/ MICHAEL J. LEIB                Date: June 29, 2001
Michael J. Leib, Director

/s/ RANDALL P. MARX                Date: June 29, 2001
Randall P. Marx, Director

/s/ RICHARD J. NARDONE             Date: June 29, 2001
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS              Date: June 29, 2001
Evagelia Rogiokos, Director

                   Independent Auditors' Report



Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania

We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2001 and 2000 and the related consoli dated statements of loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Com pany's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Kingston, Pennsylvania
June 26, 2001


         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS - MARCH 31, 2001 AND 2000



                              ASSETS

                                                       2001           2000
                                                ---------------------------
Current assets:
  Cash and equivalents                           $    69,210      $   261,304
  U.S. Treasury Bills                                               1,773,600
  Accounts receivable, net of allowance for
   doubtful accounts (2001, $388,000; 2000,
   $70,000)                                         1,628,454       1,452,279
  Inventories                                       4,099,919       3,080,313
  Prepaid expenses                                    160,043          80,113
  Income taxes refundable                                             373,000
  Deferred income taxes                                               249,000
                                                    ---------       ---------
          Total current assets                      5,957,626       7,269,609
                                                    ---------       ---------
Property, plant and equipment:

  Land and land improvements                          246,841         246,841
  Building                                            617,475         617,475
  Machinery                                         2,203,134       1,925,042
                                                    ---------       ---------
                                                    3,067,450       2,789,358
  Less accumulated depreciation                     2,441,773       2,249,467
                                                    ---------       ---------
                                                      625,677         539,891
                                                    ---------       ---------
Other assets                                        2,398,011       1,292,448
                                                    ---------       ---------
Note receivable, sale of license                      540,000         525,000
Less deferred portion                              (  540,000)     (  525,000)
                                                    ---------       ---------
                                                            0               0
                                                    ---------       ---------
          Total assets                            $ 8,981,314     $ 9,101,948
                                                    =========================

See notes to consolidated financial statements

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      2001          2000
                                                    -----------------------
Current liabilities:
  Current portion of long-term debt               $   108,000     $   106,000
  Accounts payable                                    756,430         368,671
  Accrued expenses:
    Payroll and related expenses                      233,766         214,316
    Other                                             608,113         437,836
  Deposits from customers                             914,796          64,247
                                                    ---------       ---------
          Total current liabilities                 2,621,105       1,191,070
                                                    ---------       ---------
Long-term debt, net of current portion              1,028,488         596,354
                                                    ---------       ---------

Shareholders' equity:
  Common stock, $.01 - 2/3 par;
   authorized 9,000,000 shares; issued
   4,406,361 shares                                    73,450          73,450
  Additional paid-in capital                        3,583,484       3,583,484
  Retained earnings                                 3,512,795       5,518,241
                                                    ---------       ---------
                                                    7,169,729       9,175,175
  Less shares held in treasury, at cost
   (396,880 shares and 401,764 shares
   for 2001 and 2000, respectively)                 1,838,008       1,860,651
                                                    ---------       ---------
                                                    5,331,721       7,314,524
                                                    ---------       ---------
          Total liabilities and equity             $8,981,314      $9,101,948
                                                    =========================




         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF LOSS
               YEARS ENDED MARCH 31, 2001 AND 2000


                                                      2001             2000
                                                   --------------------------
Net sales                                        $ 6,108,770      $ 4,738,493
Costs of products sold                             5,707,502        3,738,735
                                                   ---------        ---------
Gross profit                                         401,268          999,758
                                                   ---------        ---------
Operating expenses:
  Selling                                          1,129,767          900,028
  General and administrative                       1,736,329        1,071,668
  Research and development                           454,592          430,678
                                                   ---------        ---------
                                                   3,320,688        2,402,374
                                                   ---------        ---------
Loss from operations                              (2,919,420)      (1,402,616)
                                                   ---------        ---------
Other income (expense), net:
  Interest expense                               (  126,234)       (   57,724)
  Interest income                                   111,146           168,772
  Other                                          (  169,938)       (    9,305)
                                                  ---------         ---------
                                                 (  185,026)          101,743
                                                  ---------         ---------
Loss before income taxes                         (3,104,446)       (1,300,873)

Income taxes benefit                              1,099,000           474,000
                                                   ---------         ---------
Net loss                                        $(2,005,446)      $(  826,873)
                                                  ============================

Basic and diluted loss per share                      $(.50)           $(.21)
                                                       ======================

See notes to consolidated financial statements



          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDED MARCH 31, 2001 AND 2000



                                         Common stock           Additional
                                                                  paid-in
                                        Shares     Amount         capital
                                      -------------------------------------
Balance, March 31, 1999               4,384,161   $ 73,084     $ 3,502,092

Common stock issued                      22,200        366          81,392

Net loss for the year
                                       ---------   -------       ---------
Balance, March 31, 2000                4,406,361    73,450       3,583,484

Treasury stock issued

Net loss for the year
                                       ---------    ------       ---------
 Balance, March 31, 2001               4,406,361  $ 73,450     $ 3,583,484
                                       ===================================


See notes to consolidated financial statements







                       Treasury stock
Retained
earnings      Shares       Amount          Total
----------------------------------------------------
$ 6,345,114   401,764   $(1,860,651)    $ 8,059,639

                                         81,758

 (  826,873)                             (  826,873)
  ---------   -------     ---------       ---------
  5,518,241   401,764    (1,860,651)      7,314,524

             (  4,884)       22,643          22,643

 (2,005,446)                             (2,005,446)
  ---------   -------     ---------       ---------
$ 3,512,795   396,880   $(1,838,008)    $ 5,331,721
 ==================================================


          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 2001 AND 2000

                                                      2001             2000
                                                    -------------------------
Cash flows from operating activities:
  Net loss                                        $(2,005,446)    $(  826,873)
  Adjustments:
    Depreciation                                      203,730         243,577
    Amortization                                       18,467
    Provision for doubtful accounts                   324,000          42,000
    Treasury stock issued for directors fees           22,643
    Loss on equity investments                        171,040          33,800
    Change in assets and liabilities,
     net of effect of 2001 acquisition:
      (Increase) decrease in:
        Accounts receivable                        (  409,580)     (  891,031)
        Inventory                                  (  814,038)        442,266
        Prepaid expenses                           (   79,930)         11,729
        Income taxes refundable                       373,000         167,000
        Deferred income taxes                      (1,098,000)     (   88,000)
        Other assets                               (  111,888)     (  288,470)
      Increase (decrease) in:
        Accounts payable                              343,230          80,642
        Accrued expenses                              169,588         354,398
        Deposits from customers                       850,549      (   12,498)
                                                    ---------        --------
        Net cash used in operating activities      (2,042,635)     (  731,460)
                                                    ---------        --------
Cash flows from investing activities:
  Purchases of:
    Property, plant and equipment                  (   71,516)     (   52,188)
    U.S. Treasury Bills                            (  809,101)     (3,197,667)
    Advanced Broadcast Systems                     (  500,000)
  Proceeds from:
    Maturities of U.S. Treasury Bills               2,582,701       3,200,000
    Sale of other assets                              250,000
  Other assets                                     (   35,677)     (  545,629)
                                                    ---------       ---------
        Net cash provided by (used in)
         investing activities                       1,416,407      (  595,484)
                                                    ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of:
    Long-term debt                                  1,115,527          20,141
    Common stock                                                       81,758
  Payments on long-term debt                       (  681,393)     (   86,074)
                                                    ---------       ---------
        Net cash provided by financing activities     434,134          15,825
                                                    ---------       ---------
Net decrease in cash and equivalents               (  192,094)     (1,311,119)

Cash and equivalents, beginning                       261,304       1,572,423
                                                     --------       ---------
Cash and equivalents, ending                      $    69,210     $   261,304
                                                    =========================

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the year for:
   Interest                                        $   134,000    $    61,000
   Income taxes                                    $(  373,000)   $(  530,000)

Fair value of assets acquired and liabilities assumed or settled for purchase of
Advanced Broadcast Systems, Inc.:
   Equipment                                       $   245,000
   Inventory                                           178,568
   Accounts receivable                                  90,595
   Goodwill                                            200,505
   Accounts payable                                 (   44,529)
   Accrued liabilities                              (   20,139)
   Inter-company payables                           (  150,000)
                                                     ---------
   Cash paid                                       $   500,000
                                                     =========

See notes to consolidated financial statements

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 2001 AND 2000

1. Summary of significant accounting policies and significant estimates:

Principles of consolidation:
The consolidated financial statements include the accounts of EMCEE Broadcast
Products, Inc. and its subsidiaries, all of which are wholly-owned (together, the Company). All significant intercompany accounts and transactions have been eliminated.

Acquisition:
On April 17, 2000, the Company completed its acquisition of Advanced Broadcast
Systems, Inc. (ABS) for approximately $500,000 in cash. ABS is a manufacturer of commercial high and medium power analog and digital television transmitters for UHF broadcast markets. This acquisition was completed using the purchase method of accounting. In connection with this purchase, the Company incurred
Goodwill in the amount of $272,000. This amount is being amortized over 15 years.

Revenue recognition:
Revenue from product sales of equipment is recognized at the time of delivery and after consideration of all the terms and conditions of the customers' contract (purchase order). Revenues on installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.

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

The $540,000 note receivable is due and payable upon the occurrence of any one or more of certain specified events involving the debtor including, but not limited to, acquisition, merger, bankruptcy, and insolvency. None of the specified events relate to the debtor's normal operations. The $540,000 includes accrued interest calculated at 3%. The note receivable is fully reserved because it has no definite collection period and because there is not a reasonable basis to evaluate the likelihood of collection.


        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000

1. Summary of significant accounting policies and significant estimates
   (continued):

Cash equivalents and U.S. Treasury Bills:
The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of three months or less. U.S. Treasury
Bills with an original maturity of more than three months are considered to be investments. All U.S. Treasury Bills are stated at cost which approximates market and are considered as available for sale. All U.S. Treasury Bills not included as cash equivalents had contracted maturities of at least six months.

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

Advertising:
These expenses are recorded when incurred. They amounted to $38,000 and $21,000 for 2001 and 2000, respectively.

Use of estimates and significant estimates:
Management uses estimates and assumptions in preparing financial statements.
Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

At March 31, 2001 and 2000, a significant portion of the inventory of one of the Company's products is in excess of the Company's current requirements based on the recent level of sales. Management has developed a program to reduce this inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.


         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000

1. Summary of significant accounting policies and significant estimates
   (continued):

The Company has recorded a deferred tax asset of $1,347,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be real ized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Reclassifications:
Certain amounts reported in the 2000 financial statements have been reclassi-fied to conform with the 2001 presentation.

2. Loss per share:

Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding.
Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 2001 because the assumed exercise of the options would be anti-dilutive.

The following table presents the basic and diluted EPS computations:

                                             2001
                                -----------------------------------
                                                        Per-share
                               Net loss     Shares       amount
                              ----------    --------    ---------
   Basic and diluted EPS
   Net loss which relates
    to common stockholders    $(2,005,446)  4,004,624     $(.50)
                                ================================

                                             2000
                                 ----------------------------------
                                                        Per-share
                                Net loss     Shares      amount
                                ----------   ---------   ---------
   Basic EPS
   Net loss which relates
    to common stockholders      $(826,873)   3,983,147    $(.21)

    Effect of dilutive
     securities, stock options                  10,613
                                  --------    ---------     ---
    Diluted EPS
   Net loss which relates
     to common stockholders      $(826,873)  3,993,760    $(.21)
                                   ==============================


         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000

3. Segment information:

In 2001, the Company has two operating segments which manufacture and sell a variety of products: EMCEE and ABS. EMCEE manufactures principally multichan-nel multipoint distribution service (MMDS). ABS manufactures medium to high power transmitters. In 2000, the Company's primary activity was in one segment which consisted primarily of the manufacturing of MMDS. The following is a summary of certain financial information relating to the two segments:

      Total revenue by segment:
         EMCEE                                          $ 4,920,000
         ABS                                              1,189,000
                                                          ---------
                                                        $ 6,109,000
                                                          =========
      Operating loss by segment:
         EMCEE                                         $(2,762,000)
         ABS                                            (  157,000)
                                                         ---------
                                                      $ (2,919,000)
                                                         =========
     Identifiable assets by segment:
         EMCEE                                         $ 7,462,000
         ABS                                               880,000
                                                         ---------
         Total identifiable assets                       8,342,000

         Corporate                                         639,000
                                                         ---------
         Total assets                                 $  8,981,000
                                                         =========
       Depreciation and amortization
        by segment:
         EMCEE                                         $   132,000
         ABS                                                39,000
         Corporate                                          51,000
                                                         ----------
                                                       $   222,000
                                                         ==========
       Capital expenditures by segment:
        EMCEE                                          $    27,000
        ABS                                                 18,000
        Corporate                                           27,000
                                                          --------
                                                       $    72,000
                                                         ==========
The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.


        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000


3. Segment information (continued):

Major customers are those that individually account for more than 10% of the Company's consolidated revenues. For the years ended March 31, 2001 and 2000, one customer with total EMCEE sales of $1,221,000 and $1,122,000, respectively, qualified as a major customer. At March 31, 2001 and 2000, the major customer accounted for 67% and 72%, respectively, of the Company's consolidated current accounts receivable. As of March 31, 2001, the Company is aggressively pursuing through legal action collection of the amounts outstanding from the major customer. These amounts are not supported by letters of credit. The Company has a specific reserve for this customer in the amount of $384,000. ABS did not have sales to any individual customer greater than 10% of total revenues.

The Company performs ongoing credit evaluations of its customers and, when deemed necessary and when possible, requires deposits and a letter of credit on foreign sales and deposits on domestic sales. Historically, the Company's uncollectible accounts receivable have been immaterial.

Foreign sales amounted to $3,513,000 and $2,962,000 for 2001 and 2000,respectively. Sales by foreign geographic regions are as follows:

                                       2001               2000
                                       --------------------------
   Asia/Pacific Rim                $ 1,705,000        $ 1,516,000
   South America                       614,000            698,000
   Caribbean                           167,000            104,000
   Middle East                           8,000            393,000
   North America                       130,000             47,000
   Europe                              495,000             83,000
   Central America                     309,000             26,000
   Africa                               20,000
   Other                                65,000             95,000
                                     ---------          ---------
                                   $ 3,513,000        $ 2,962,000
                                     ============================

Revenues are attributed to regions based on location of customers. All long-lived assets and deferred tax assets are attributable to the United States.
All foreign sales are contracted in United States currency; therefore, there is no impact from foreign currency rates.



        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000

4. Inventories:
                                               2001           2000
                                          ---------------------------

   Finished goods                        $   433,000      $   440,000
   Work-in-process                           731,000          468,000
   Raw materials                           1,225,000          728,000
     Manufactured components               1,710,919        1,444,313
                                           ---------        ---------
                                         $ 4,099,919      $ 3,080,313
                                            ===========================
5. Long-term debt:

At March 31, 2001, substantially all of the Company's assets were pledged as collateral for a line of credit and other indebtedness which totaled approxi-mately $1,107,041.

The line of credit consisted of advances under a line of credit agreement with commitments aggregating $2,000,000. The maximum amount of any month end and average amount outstanding during the year ended March 31, 2001 were $1,100,000 and $825,000, respectively. The average amount outstanding was computed using total daily borrowings divided by the number of days such borrowings were outstanding. The weighted average interest rate during the year ended March 31, 2001 was 8.26%.

On October 30, 2000, the Company received written notice from its primary lending institution that its working capital line of credit would not be renewed. As a result, the bank made a demand for the entire outstanding principal balance of the line of credit with all accrued and unpaid interest and all reimbursable fees and expenses of the bank. Under the provisions of the bank's notice, these sums had to be paid on or before November 10, 2000.
The Company is, therefore, in default of such payment. Because the line of credit is cross defaulted under the bank's loan documents with other indebtedness of the Company to the bank, the bank had the right to accelerate the maturity of such other indebtedness and, if not timely paid, hold the Company in default. Subsequent to the written notice, the Company and the bank entered into a forbearance agreement under which, among other things, the bank agreed to forbear from exercising its rights and remedies under the loan documents and permit the Company to repay the line of credit during a specific period of time and maintain scheduled payments on the other bank debt with final payment being made in June 2001.

Subsequent to March 31, 2001, this indebtedness was refinanced with $1,500,000 and $500,000 term loans. The notes mature in 2016 and 2006, and require monthly payments of $15,214 and $10,379, respectively. Interest is calculated at 9% for the $500,000 term loan and 2.0% above the national prime rate for the $1,500,000 term loan. The interest rate of the $1,500,000 note adjusts every three years. These loans are collateralized by principally all assets of the Company and contain certain financial and restrictive covenants. In addition, both loans contain prepayment penalties.




         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000


5. Long-term debt (continued):

Principal repayment of the refinanced loans and other debt is as follows:

               2002                              $   108,000
               2003                                  149,000
               2004                                  158,000
               2005                                  173,000
               2006                                  188,000
               Thereafter                          1,250,654
                                                   ---------

                                                 $ 2,026,654
                                                   ==========
6. Other assets:
                                                2001               2000
                                            ------------------------------
   Investments, equity method           $   444,656          $   233,265
   Investments, cost method                                      480,639
   Notes receivable                                              266,115
   Accounts receivable                      355,574              289,243
   Goodwill                                 250,781               23,186
   Deferred income taxes                  1,347,000                    0
                                          ---------            ---------
                                        $ 2,398,011          $ 1,292,448
                                          ==============================

The investments are in companies who own and/or operate businesses that provides rapid access to the internet, wireless cable television, and other types of telecommunication service.

Notes receivable of $116,000 were settled in 2001 by the transfer to the Company of an additional equity investment. This addition resulted in a transfer of $346,000 (including the $116,000) from a cost method to equity method investment.

7. Common stock:

Nonqualified stock option plans provide for the grant of options to purchase up to 300,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 31,075 options were available for grant at March 31, 2001. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. All outstanding options granted expire after 5 years and vest over two years.




         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000


7. Common stock (continued):

Changes in outstanding common stock options granted are summarized below:

                                         2001                 2000
                                   ------------------   -------------------
                                   Number    Average     Number    Average
                                     of      exercise     of       exercise
                                   shares    price      shares     price
                                  --------   --------   -------    -------
Balance at beginning of year      126,675     $5.81     151,875     $5.50
Options exercised                                        22,200      3.68
Options forfeited                  27,275      4.52       3,000      6.16
                                  -------      ----     -------      ----
Balance at end of year             99,400     $6.16     126,675     $5.81
                                  =======================================

Options exercisable at year-end    99,400     $6.16     126,675     $5.81


At March 31, 2001, the options had remaining contractual lives of .67 years.

During 1997, warrants to purchase 200,000 shares of common stock at $9.76 a share were issued and remain outstanding at March 31, 2001. These warrants expire in May 2001.

The Company in accordance with an election under generally accepted accounting principles for stock options has recorded no compensation cost.

8. Income taxes:

The following table sets forth the current and deferred amounts of the provisions for income tax benefit for the years ended March 31, 2001 and 2000:

                                    2001         2000
                                   --------------------

        Current                   $        0    $ 386,000
        Deferred                   1,099,000       88,000
                                   ---------      -------
                                  $1,099,000    $ 474,000
                                   ======================




         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000

8. Income taxes (continued):

The provisions for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory Federal rate of 34% for the years ended March 31, 2001 and 2000 as follows:

                                             2001            2000
                                           --------------------------
Federal income tax benefit at
    the statutory rate                      $1,055,000      $ 441,000
Foreign sales corporation benefit                              13,000
Federal income tax credit                       21,000         18,000
Other                                           23,000          2,000
                                               -------        -------
Benefit for income taxes                    $1,099,000      $ 474,000
                                             ========================

The tax effects of net operating loss carryforwards and temporary differences that give rise to deferred income taxes at March 31, 2001 and 2000 are presented in the table below:

                                               2001            2000
                                             ------------------------
Deferred tax assets:
 Net operating loss carryforwards          $  879,000       $  29,000
 Inventory                                    212,000         121,000
 Accounts receivable                          131,000          24,000
 Employee benefits                             59,000          47,000
 Investments                                   34,000               0
 Property and equipment                        28,000          26,000
 Other differences                              4,000           2,000
                                              -------         -------
     Total deferred tax assets             $1,347,000       $ 249,000
                                            =========================

The net operating loss carryforwards reflect the federal income tax benefit of $2,585,000 in loss carryforwards, which expire in varying amounts between 2020 and 2021.

9. Fair value of financial instruments:

Many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. The Company's fair value estimates for those instru-ments are based upon subjective assumptions and involve significant uncertain-ties resulting in estimates that vary with changes in assumptions. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed.




         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000


9. Fair value of financial instruments (continued):

A summary at March 31, 2001 and 2000 is as follows:

                                   2001                   2000
                           --------------------------------------------
                            Carrying      Fair      Carrying     Fair
                             value       value        value     value
                           --------------------------------------------
Short-term assets         $1,697,664  $1,697,664  $3,860,183  $3,860,183
Notes receivables                                   266,1152      66,115
Other long-term assets       355,574     355,574     289,243     289,243
Short-term liabilities     2,513,105   2,513,105   1,085,070   1,085,070
Debt                       1,136,488   1,136,488     702,354     702,354

Short-term asset and liabilities (exclusive of bank debt):
The fair values of cash and equivalents, U.S. Treasury Bills, accounts and tax refund receivables, accounts payable and other short-term financial liabili-ties approximate their carrying values due to the short-term nature of these financial instruments.

Other long-term assets:
Fair value of long-term accounts receivable is estimated to approximate carrying value. Fair value of cost method investment in 2000 is not disclosed because it was not practicable to estimate those values

Notes receivables:
The carrying value of notes receivable included in other assets is estimated to approximate fair values. Although there are no quoted market prices available for these instruments, the fair value estimates were based on the change in interest rate and risk related interest rate spreads since the notes origination date. It was not practicable to estimate the fair value of the note receivable, sale of license, because the Company was unable to estimate the timing and form of the ultimate settlement of the amount due to it. The
Company has fully provided for any potential loss resulting from the non-payment of this receivable.

Debt:
The fair value of debt that is variable rate debt that reprices regularly or was refinanced subsequent to year end at principal amounts using comparable interest rate methodology approximates the carrying amounts.



         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED MARCH 31, 2001 AND 2000


10. Fourth quarter adjustments (unaudited):

Year end adjustments, which affected the results of operations for the fourth quarter of 2001, relating principally to inventory, accounts receivable and income taxes, resulted in fourth quarter losses of $352,000, which is $.09 per share. Had the adjustments been reported in prior quarters, results of operations for the fourth quarter would have been a net loss of $801,000 ($.20 per share).

11. Issuance of shares:

Subsequent to March 31, 2001, the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share.


                               AGREEMENT

     THIS AGREEMENT, made this 28th day of December, 1995, by and among EMCEE Broadcast Products, Inc. (the "COMPANY"), a Delaware corporation, with a principal place of business located at Susquehanna Street Extension, West
(mailing address: P.O. Box 68), White Haven, Pennsylvania 18661, AND James L.
DeStefano ("EXECUTIVE"), an adult individual, with a residence located at and mailing address of 502 Crown Avenue, Scranton, Pennsylvania 18505.

                           BACKGROUND:
     A. The Company considers it essential and in the best interest of its stockholders to foster a stable employment environment for certain of its officers. The Company also considers it to be in the best interest of its stockholders to protect against the disclosure of its confidential and proprietary information and to restrict certain of its officers from competing against it for a reasonable period of time in the geographic areas in which it conducts business. The Company has identified Executive as such an officer with whom it is appropriate to provide certain assurances in certain cases involving a "Change in Control" (as defined herein), and against whom it desires protection from the disclosure of confidential and proprietary information and to restrict from competing against it.

     B. The Executive is currently employed with the Company. Nevertheless, Executive finds it to be in his best interest to enter into this Agreement because of the protections it affords him in certain cases involving a Change in Control. Executive further acknowledges that these Change in Control protections represent a new and material benefit and constitute new and additional consideration given to Executive by the Company in exchange for the Executive's promises and agreements set forth in this Agreement.

     NOW, THEREFORE, based on the above-recited Background, which is incorporated into and made a part of this Agreement, and in consideration of the promises and agreements set forth herein, the Company and Executive, intending to be legally bound by this Agreement, promise, agree and represent as follows:

                     ARTICLE I - DEFINITIONS
     1.1 The following is a list which sets forth the meaning of certain terms used in this Agreement which are not defined elsewhere herein:

          1.1.1 "Change in Control" shall mean and be deemed to have occurred if during the term of this Agreement: (i) the Company shall become a subsidiary of another entity or shall become subject to a binding agreement which shall provide for the Company to become a subsidiary of another entity;
(ii) the Company shall be merged or consolidated with or into another entity or shall become subject to a binding agreement which shall provide for the Company to become merged or consolidated with or into another entity; (iii) all or substantially all of the Company's assets are sold or assigned to another person or entity; or (iv) any person or entity, or any persons or entities (or any combination thereof) acting as a group, acquires more than 50% of the then issued and outstanding capital stock of the Company; AND in any such event the Company's Board of Directors, as then constituted, shall no longer constitute a majority in number and vote of the governing body of the Company at any time thereafter.


          1.1.2 "Company" shall mean the Company, as defined in the opening paragraph on page one hereof, and any successor or assignee of the Company.

          1.1.3 "Company Information" shall mean any or all of the following which has been prepared or created for or on behalf of the Company or any of its subsidiaries by the Executive or others in the past, presently or in the future, irrespective of however held, stored, kept or produced:
patented and unpatented inventions; trade secrets; drawings and schematics;
customer lists, financial statements and other financially related documents;
corporate and legal documents; operations information, data, plans, reports, studies and strategies; sales or marketing information, data, plans, reports, studies and strategies; and any and all other such information which Executive knows or should know is considered by the Company or any of its subsidiaries to be confidential or proprietary in nature.

          1.1.4 Except as expressly provided in Section 2.1 hereof, "Compensation" shall mean salary as fixed by the Company's Board of Directors, cash bonuses and other payments, and the monetary value of any perquisite or fringe benefit (excluding stock options and restricted stock awards) not available to all other full time Company employees on substantially the same terms and conditions.

          1.1.5 Except as expressly provided in Section 2.1 hereof, "Fiscal Year" shall mean the 12-month period ending on the last day of the calendar month immediately preceding a "Position Modification" or "Position
Termination", as defined herein.

          1.1.6 "Position Modification" shall mean: (i) a decrease of three (3%) percent or more in the Executive's Compensation; or (ii) a change in place of employment of the Executive greater than a 50-mile radius of White
Haven, Pennsylvania.

          1.1.7 "Position Termination" shall mean the involuntary termination of the Executive's employment with the Company, except for such involuntary terminations occurring as a result of: (i) a breach of the fiduciary duty which the Executive owes to the Company or any of its subsidiaries; (ii) the Executive's disability which prohibits him from performing the essential job functions of his position with the Company or any subsidiary thereof, with or without a reasonable accommodation; or (iii) the Executive pleading guilty or nolo contendere to, or being convicted of, a crime involving moral turpitude.

          1.1.8     "Protected Area" means anywhere in the world.

          1.1.9 "Restricted Period" shall mean all times while Executive is employed by the Company, or any subsidiary thereof, and for a period of 12 months following the termination of this Agreement, or if a Change in Control occurs and a Position Termination, or a Position Modification as described in
Section 2.1 hereof, occurs within 24 months thereafter, then for a period of 24 months following such Position Termination or Position Modification.

           ARTICLE II - CHANGE IN CONTROL:COMPENSATION
     2.1 In the event a Position Termination occurs at any time within a 24-month period following a Change in Control, or in the event a Position
Modification occurs at any time within a 24-month period following a Change in Control and Executive declines to continue to be employed by the Company, Executive shall be entitled to receive, in reasonable periodic payments (but in no event less than semi-monthly) over the course of the next following 24 months, a sum equal to two times the Executive's average aggregate
Compensation for the two Fiscal Years immediately preceding such Position

Termination or Position Modification. Notwithstanding the immediately preceding sentence, in no event shall such sum exceed a sum equal to three times the Executive's average aggregate compensation for the five fiscal years immediately preceding such Position Termination or Position Modification. For purposes of the immediately preceding sentence only, "compensation" shall have the same meaning ascribed to it in Section 280G(d) of the Internal Revenue
Code, and "fiscal year" shall mean April 1 through and including March 31, or such other one year period which then constitutes the actual fiscal year of the Company.

     2.2 In the event a Position Modification occurs at any time within a 24-month period following a Change in Control and Executive elects to continue his employment with the Company, Executive shall be entitled to receive, in reasonable periodic payments (but in no event less than semi-monthly) over the course of the next following 24 months, the difference between the sum calculated under Section 2.1 hereof and the Executive's Compensation under the terms of his continuing employment with the Company over the next following 24 months. If such a Position Modification only involves, or also includes, a "change in place of employment", as described in Section 1.1.6 (ii) hereof, Executive shall be entitled to receive relocation assistance or temporary commuting assistance from the Company to the extent the parties shall agree under the terms and conditions of the Executive's continuing employment with the Company.

     2.3  Any and all sums which the Executive may receive pursuant to
Section 2.1 or Section 2.2 hereof shall be subject to all withholdings and deductions required by applicable law.

     2.4 Notwithstanding Sections 2.1 and 2.2 hereof, in the event there shall be no successor, parent or assignee of the Company following a Change in Control, or in the event the Company or any such successor, parent or assignee shall at any time following a Change in Control have a net worth (based on book value) of less than 1.5 million dollars (as determined in accordance with Generally Accepted Accounting Principles consistently applied), the periodic payments required to be made to Executive in accordance with said Sections may, at the Executive's option, be accelerated, thereby causing them to become immediately due and payable.

     2.5 Except as provided in Section 2.7 hereof, in the event of a Position Termination or a Position Modification described in this Article II,
Executive shall have no duty to mitigate his damages by seeking other employment or otherwise.

     2.6 The amounts to which the Executive may become entitled hereunder are in addition to, and not in lieu of, any other amounts to which Executive is or may hereafter become entitled by contract, which is not in violation of any provision of this Agreement, or by applicable law, with the exception of those laws described in Section 2.7 hereof; so that the amounts to be paid to Executive hereunder shall not be reduced or offset by any such other amounts, including, but not limited to, future earnings.

     2.7  Executive shall not receive the benefit of the provisions of
Section 2.5 hereof, and the same shall be stricken from this Agreement as if never contained herein, if the Executive ever brings an action or proceeding against the Company, or any of its directors, officers, employees, agents or subsidiaries, based in whole or in part on Title VII of the Civil Rights Act of 1964 (as amended by the Civil Rights Act of 1991), the Pennsylvania Human
Relations Act or any other similar state law, the Americans with Disabilities
Act of 1990, the Family and Medical Leave Act of 1993, the Employee Retirement
Income Security Act of 1974, the Age Discrimination in Employment Act or any other federal, state or local statutory, regulatory or common law prohibition or restriction on an employer's right to terminate its employees' employment or which otherwise regulates or deals with the employer/employee relationship.
In addition, any sum to which Executive may become entitled by virtue of any such action or proceeding shall be reduced by an amount equal to all sums paid or to be paid to Executive pursuant to the provisions of Section 2.1 or
Section 2.2 hereof.

     2.8 The Company's obligations under this Article II shall survive the termination of this Agreement if, and only if, such termination occurs as a result of a Position Termination or a Position Modification described in this
Article II.

     ARTICLE III - CONFIDENTIALITY AND RESTRICTIVE COVENANT;
                      EXCLUSIVE JURISDICTION
     3.1 Executive hereby acknowledges and represents that by virtue of his position with the Company he has participated (and/or will hereafter participate) in the formulation of and/or has been ( and/or will hereafter be) given access to certain Company Information. In consideration of the Company's promises and agreements contained in this Agreement, Executive promises and agrees that he shall not use any Company Information, except in the ordinary course of performing his duties for the Company or any of its subsidiaries, and that he shall at all times safeguard, hold in trust and forever refrain from disclosing any Company Information to any person or entity, except to other employees or agents of the Company who are authorized to receive such Company Information.

     3.2  For the reasons and consideration set forth and described in
Section 3.1 hereof, and because the Company does business regularly all over the world, during the Restricted Period the Executive shall not directly or indirectly: (i) own, manage, operate, join, control, be employed by, participate in, assist, become engaged by, or lend money to any proprietorship, firm, association, partnership, corporation, limited liability company, trust or other business or form of business entity engaged directly or indirectly in the sale, marketing, distribution or manufacturing of multichannel multipoint distribution service ("MMDS") or low power television
("LPTV") transmitters or translators in the Protected Area; (ii) divert, take away, redirect or interfere with any ongoing or prospective business relationship the Company or any of its subsidiaries may now or hereafter have with any person or entity; or (iii) solicit, induce, recruit or attempt to influence any person who is now or hereafter an employee or engaged as an independent contractor of the Company or any of its subsidiaries to become an employee or to become engaged as an independent contractor of any other person or entity which is involved in the sale, marketing, distribution or manufacture of MMDS or LPTV transmitters or translators in the Protected Area.

     3.3 Executive acknowledges and agrees that a breach of any one or more of his promises or agreements set forth in this Article III will result in irreparable and continuing damage to the Company for which there may be no adequate remedy at law. Therefore, in the event of any such breach or threatened breach of all or any part of this Article III, the Company shall be entitled to specific performance and injunctive relief, in addition to any and all other rights and remedies available to the Company at law or in equity.
The Company shall also have the right to require the Executive to account for and pay over to the Company all monies and other property derived or received, or to be derived or received, by the Executive as a result of any such breach, as well as any and all sums received under any of the provisions of Article II hereof.

     3.4  Executive acknowledges and agrees that the provisions of this
Article III are fair, reasonable and necessary in order to protect the Company's and its subsidiaries' legitimate business interests. However, in the event a Court or other tribunal of competent jurisdiction shall determine that any provision set forth in this Article III is illegal or unenforceable for any reason, it is the irrevocable and express intention of the Company and the Executive to have such Court or other tribunal reform such provision by reducing it in time and/or geographic scope, or as otherwise necessary to, and only to the extent necessary to, make the same enforceable under applicable law.

     3.5 The Company and Executive agree that any dispute, controversy or claim arising out of or in connection with any of the provisions of this
Article III shall be decided exclusively by the Court of Common Pleas of Luzerne County, Pennsylvania. For such purpose, both the Company and Executive hereby submit to the personal jurisdiction of said Court and agree that service of process on either of them may be completed, and shall be effective and binding upon the party served if effected pursuant to the provisions of
Section 4.4 hereof, provided that such method shall not preclude either party from effecting service of process in any other manner permitted by applicable law. Each party hereto hereby waives any objection to the personal jurisdiction of the Court of Common Pleas of Luzerne County, Pennsylvania, over him and agrees that he shall be barred from asserting any such objection as long as process is served in accordance with this Section 3.5. Each party further hereby agrees to and does hereby waive any right to assert or move for removal or transfer of venue to any Court other than the Court of Common Pleas of Luzerne County, Pennsylvania, based on diversity of citizenship, federal question jurisdiction, the doctrine of forum nonconveniens or otherwise. The provisions of this Section 3.5 are material to the Company's execution of this Agreement.

     3.6 The provisions of this Article III shall survive the termination of this Agreement, irrespective of the reason or reasons for the ending of Executive's employment with the Company or when such employment ends.

              ARTICLE IV - EXPIRATION, TERMINATION,
                    ARBITRATION AND MISCELLANEOUS
     4.1 This Agreement shall commence on the date hereof and shall automatically expire in five (5) years from such date. This Agreement may be extended or renewed only by a written instrument signed by the Executive and the chief executive officer of the Company. If this Agreement has not already expired, it shall immediately terminate contemporaneously with the date on which Executive's employment with the Company ends for any reason, including, but not limited to, retirement, voluntary resignation (including a Position
Modification described in Section 2.1 hereof), involuntary termination
(whether or not a Position Termination) or death, or the date on which a Position Modification described in Section 2.2 hereof occurs, whichever shall occur first.

     4.2 This Agreement shall inure to the benefit of and be binding on the heirs, personal representatives, successors and assigns of the Company and Executive.

     4.3 The captions used in this Agreement are inserted and provided for convenience of reference only and shall not be used to construe, interpret, limit or expand any provision of this Agreement.

     4.4 Any and all notices or other correspondences of any kind required or permitted to be given hereunder or associated herewith shall be in writing and be delivered either personally (with a written acceptance of such delivery by the addressee party or his agent), or by first-class U.S. certified mail or private express mail courier (such as FedEx or UPS), postage prepaid, to the addressee party at his address first set forth above, or to such other address as the addressee party shall have last designated by such notice.

     4.5 If any provision of this Agreement is deemed to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof; so that in such an event this Agreement shall continue to be binding on the parties hereto, and subject to Section 3.4 hereof, with such invalid or unenforceable provision or provisions being deleted herefrom as if never contained herein.

     4.6 This Agreement may be executed in as many counterparts as may be deemed necessary or convenient by the parties hereto, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

     4.7  No third party beneficiary rights are intended or created hereby.

     4.8 References herein to the masculine shall include the feminine and the neuter, and vice versa.

     4.9  Except for disputes arising out of any or all of the provisions of
Article III hereof, all disputes arising out of this Agreement shall be settled by arbitration in Hazleton, Pennsylvania, by one arbitrator, in accordance with the then prevailing rules of the American Arbitration
Association, for which the decision of the arbitrator shall be final and binding on the Company and the Executive, and for which a judgment upon any award rendered therein may be entered in any court of competent jurisdiction.
In any such arbitration, the parties hereto shall bear their own respective expenses, costs and fees associated therewith, including, but not limited to, travel expenses, attorney's fees and related disbursements, but the actual costs of the arbitration shall be shared equally by such parties, irrespective of the outcome of the case.

     4.10 This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to conflicts of law rules or principles.

     4.11 This Agreement constitutes the entire, complete and final agreement of the parties hereto related to the subject matter hereof, supersedes any prior discussions, understandings or agreements of any kind between said parties, whether written or oral, and may be changed, altered, amended, modified, supplemented or superseded subsequent to the date hereof only by a written instrument signed by both such parties.



        [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


     4.12 IMPORTANT NOTICE:   NOTHING IN THIS AGREEMENT SHALL BE DEEMED TO
CHANGE, ALTER OR MODIFY THE "AT-WILL" NATURE OF THE EXECUTIVE'S EMPLOYMENT
STATUS WITH THE COMPANY. THIS AGREEMENT IS NOT INTENDED TO BE AND SHALL NOT BE
CONSTRUED AS AN EMPLOYMENT CONTRACT. EXECUTIVE ACKNOWLEDGES AND AGREES THAT,
NOTWITHSTANDING THIS AGREEMENT, EXECUTIVE'S EMPLOYMENT WITH THE COMPANY OR ANY
SUBSIDIARY THEREOF MAY BE TERMINATED AT ANY TIME AND FOR ANY REASON, OR FOR NO
REASON AT ALL.

     IN WITNESS WHEREOF, this Agreement has been executed by the Company and Executive on the date first set forth above.

                              EMCEE BROADCAST PRODUCTS, INC.


                              BY:/s/ Martin D. Cohn
                              TITLE: Secretary



CAUTION: This Agreement is intended to be a legally binding contract. While it confers benefits on you under certain circumstances, it also imposes certain duties, obligations and burdens on you. Therefore, before signing this Agreement, you are urged to have it reviewed by and to consider it with independent legal counsel.


WITNESS:                           JAMES L. DESTEFANO

/s/ Kay Krull                      /a/ James L. DeStefano
                                  (Signature)


                            AGREEMENT

     THIS  AGREEMENT, made this 4th day of December, 1995, by and among EMCEE
Broadcast Products, Inc. (the "COMPANY"), a Delaware corporation, with a principal place of business located at Susquehanna Street Extension, West
(mailing address: P.O. Box 68), White Haven, Pennsylvania 18661, AND John Saul
("EXECUTIVE"), an adult individual, with a residence located at and mailing address of 1018 West 19th Street, Hazleton, Pennsylvania 18201.

                           BACKGROUND:
     A. The Company considers it essential and in the best interest of its stockholders to foster a stable employment environment for certain of its officers. The Company also considers it to be in the best interest of its stockholders to protect against the disclosure of its confidential and proprietary information and to restrict certain of its officers from competing against it for a reasonable period of time in the geographic areas in which it conducts business. The Company has identified Executive as such an officer with whom it is appropriate to provide certain assurances in certain cases involving a "Change in Control" (as defined herein), and against whom it desires protection from the disclosure of confidential and proprietary information and to restrict from competing against it.

     B. The Executive is currently employed with the Company. Nevertheless, Executive finds it to be in his best interest to enter into this Agreement because of the protections it affords him in certain cases involving a Change in Control. Executive further acknowledges that these Change in Control protections represent a new and material benefit and constitute new and additional consideration given to Executive by the Company in exchange for the Executive's promises and agreements set forth in this Agreement.

     NOW, THEREFORE, based on the above-recited Background, which is incorporated into and made a part of this Agreement, and in consideration of the promises and agreements set forth herein, the Company and Executive, intending to be legally bound by this Agreement, promise, agree and represent as follows:

                     ARTICLE I - DEFINITIONS

     1.1 The following is a list which sets forth the meaning of certain terms used in this Agreement which are not defined elsewhere herein:

          1.1.1 "Change in Control" shall mean and be deemed to have occurred if during the term of this Agreement: (i) the Company shall become a subsidiary of another entity or shall become subject to a binding agreement which shall provide for the Company to become a subsidiary of another entity;
(ii) the Company shall be merged or consolidated with or into another entity or shall become subject to a binding agreement which shall provide for the Company to become merged or consolidated with or into another entity; (iii) all or substantially all of the Company's assets are sold or assigned to another person or entity; or (iv) any person or entity, or any persons or entities (or any combination thereof) acting as a group, acquires more than 50% of the then issued and outstanding capital stock of the Company; AND in any such event the Company's Board of Directors, as then constituted, shall no longer constitute a majority in number and vote of the governing body of the Company at any time thereafter.


          1.1.2 "Company" shall mean the Company, as defined in the opening paragraph on page one hereof, and any successor or assignee of the Company.

          1.1.3 "Company Information" shall mean any or all of the following which has been prepared or created for or on behalf of the Company or any of its subsidiaries by the Executive or others in the past, presently or in the future, irrespective of however held, stored, kept or produced:
patented and unpatented inventions; trade secrets; drawings and schematics;
customer lists, financial statements and other financially related documents;
corporate and legal documents; operations information, data, plans, reports, studies and strategies; sales or marketing information, data, plans, reports, studies and strategies; and any and all other such information which Executive knows or should know is considered by the Company or any of its subsidiaries to be confidential or proprietary in nature.

          1.1.4 Except as expressly provided in Section 2.1 hereof, "Compensation" shall mean salary as fixed by the Company's Board of Directors, cash bonuses and other payments, and the monetary value of any perquisite or fringe benefit (excluding stock options and restricted stock awards) not available to all other full time Company employees on substantially the same terms and conditions.

          1.1.5 Except as expressly provided in Section 2.1 hereof, "Fiscal Year" shall mean the 12-month period ending on the last day of the calendar month immediately preceding a "Position Modification" or "Position
Termination", as defined herein.

          1.1.6 "Position Modification" shall mean: (i) a decrease of three (3%) percent or more in the Executive's Compensation; or (ii) a change in place of employment of the Executive greater than a 50-mile radius of White
Haven, Pennsylvania.

          1.1.7 "Position Termination" shall mean the involuntary termination of the Executive's employment with the Company, except for such involuntary terminations occurring as a result of: (i) a breach of the fiduciary duty which the Executive owes to the Company or any of its subsidiaries; (ii) the Executive's disability which prohibits him from performing the essential job functions of his position with the Company or any subsidiary thereof, with or without a reasonable accommodation; or (iii) the Executive pleading guilty or nolo contendere to, or being convicted of, a crime involving moral turpitude.

          1.1.8     "Protected Area" means anywhere in the world.

          1.1.9 "Restricted Period" shall mean all times while Executive is employed by the Company, or any subsidiary thereof, and for a period of 12 months following the termination of this Agreement, or if a Change in Control occurs and a Position Termination, or a Position Modification as described in
Section 2.1 hereof, occurs within 24 months thereafter, then for a period of 24 months following such Position Termination or Position Modification.

           ARTICLE II - CHANGE IN CONTROL:COMPENSATION
     2.1 In the event a Position Termination occurs at any time within a 24-month period following a Change in Control, or in the event a Position
Modification occurs at any time within a 24-month period following a Change in Control and Executive declines to continue to be employed by the Company, Executive shall be entitled to receive, in reasonable periodic payments (but in no event less than semi-monthly) over the course of the next following 24 months, a sum equal to two times the Executive's average aggregate
Compensation for the two Fiscal Years immediately preceding such Position
Termination or Position Modification. Notwithstanding the immediately preceding sentence, in no event shall such sum exceed a sum equal to three times the Executive's average aggregate compensation for the five fiscal years immediately preceding such Position Termination or Position Modification. For purposes of the immediately preceding sentence only, "compensation" shall have the same meaning ascribed to it in Section 280G(d) of the Internal Revenue
Code, and "fiscal year" shall mean April 1 through and including March 31, or such other one year period which then constitutes the actual fiscal year of the Company.

     2.2 In the event a Position Modification occurs at any time within a 24-month period following a Change in Control and Executive elects to continue his employment with the Company, Executive shall be entitled to receive, in reasonable periodic payments (but in no event less than semi-monthly) over the course of the next following 24 months, the difference between the sum calculated under Section 2.1 hereof and the Executive's Compensation under the terms of his continuing employment with the Company over the next following 24 months. If such a Position Modification only involves, or also includes, a "change in place of employment", as described in Section 1.1.6 (ii) hereof, Executive shall be entitled to receive relocation assistance or temporary commuting assistance from the Company to the extent the parties shall agree under the terms and conditions of the Executive's continuing employment with the Company.

     2.3  Any and all sums which the Executive may receive pursuant to
Section 2.1 or Section 2.2 hereof shall be subject to all withholdings and deductions required by applicable law.

     2.4 Notwithstanding Sections 2.1 and 2.2 hereof, in the event there shall be no successor, parent or assignee of the Company following a Change in Control, or in the event the Company or any such successor, parent or assignee shall at any time following a Change in Control have a net worth (based on book value) of less than 1.5 million dollars (as determined in accordance with Generally Accepted Accounting Principles consistently applied), the periodic payments required to be made to Executive in accordance with said Sections may, at the Executive's option, be accelerated, thereby causing them to become immediately due and payable.

     2.5 Except as provided in Section 2.7 hereof, in the event of a Position Termination or a Position Modification described in this Article II,
Executive shall have no duty to mitigate his damages by seeking other employment or otherwise.

     2.6 The amounts to which the Executive may become entitled hereunder are in addition to, and not in lieu of, any other amounts to which Executive is or may hereafter become entitled by contract, which is not in violation of any provision of this Agreement, or by applicable law, with the exception of those laws described in Section 2.7 hereof; so that the amounts to be paid to Executive hereunder shall not be reduced or offset by any such other amounts, including, but not limited to, future earnings.

     2.7  Executive shall not receive the benefit of the provisions of
Section 2.5 hereof, and the same shall be stricken from this Agreement as if never contained herein, if the Executive ever brings an action or proceeding against the Company, or any of its directors, officers, employees, agents or subsidiaries, based in whole or in part on Title VII of the Civil Rights Act of 1964 (as amended by the Civil Rights Act of 1991), the Pennsylvania Human
Relations Act or any other similar state law, the Americans with Disabilities
Act of 1990, the Family and Medical Leave Act of 1993, the Employee Retirement
Income Security Act of 1974, the Age Discrimination in Employment Act or any other federal, state or local statutory, regulatory or common law prohibition or restriction on an employer's right to terminate its employees' employment or which otherwise regulates or deals with the employer/employee relationship.
In addition, any sum to which Executive may become entitled by virtue of any such action or proceeding shall be reduced by an amount equal to all sums paid or to be paid to Executive pursuant to the provisions of Section 2.1 or
Section 2.2 hereof.

     2.8 The Company's obligations under this Article II shall survive the termination of this Agreement if, and only if, such termination occurs as a result of a Position Termination or a Position Modification described in this
Article II.

     ARTICLE III - CONFIDENTIALITY AND RESTRICTIVE COVENANT;
                      EXCLUSIVE JURISDICTION
     3.1 Executive hereby acknowledges and represents that by virtue of his position with the Company he has participated (and/or will hereafter participate) in the formulation of and/or has been ( and/or will hereafter be) given access to certain Company Information. In consideration of the Company's promises and agreements contained in this Agreement, Executive promises and agrees that he shall not use any Company Information, except in the ordinary course of performing his duties for the Company or any of its subsidiaries, and that he shall at all times safeguard, hold in trust and forever refrain from disclosing any Company Information to any person or entity, except to other employees or agents of the Company who are authorized to receive such Company Information.

     3.2  For the reasons and consideration set forth and described in
Section 3.1 hereof, and because the Company does business regularly all over the world, during the Restricted Period the Executive shall not directly or indirectly: (i) own, manage, operate, join, control, be employed by, participate in, assist, become engaged by, or lend money to any proprietorship, firm, association, partnership, corporation, limited liability company, trust or other business or form of business entity engaged directly or indirectly in the sale, marketing, distribution or manufacturing of multichannel multipoint distribution service ("MMDS") or low power television
("LPTV") transmitters or translators in the Protected Area; (ii) divert, take away, redirect or interfere with any ongoing or prospective business relationship the Company or any of its subsidiaries may now or hereafter have with any person or entity; or (iii) solicit, induce, recruit or attempt to influence any person who is now or hereafter an employee or engaged as an independent contractor of the Company or any of its subsidiaries to become an employee or to become engaged as an independent contractor of any other person or entity which is involved in the sale, marketing, distribution or manufacture of MMDS or LPTV transmitters or translators in the Protected Area.

     3.3 Executive acknowledges and agrees that a breach of any one or more of his promises or agreements set forth in this Article III will result in irreparable and continuing damage to the Company for which there may be no adequate remedy at law. Therefore, in the event of any such breach or threatened breach of all or any part of this Article III, the Company shall be entitled to specific performance and injunctive relief, in addition to any and all other rights and remedies available to the Company at law or in equity.
The Company shall also have the right to require the Executive to account for and pay over to the Company all monies and other property derived or received, or to be derived or received, by the Executive as a result of any such breach, as well as any and all sums received under any of the provisions of Article II hereof.

     3.4  Executive acknowledges and agrees that the provisions of this
Article III are fair, reasonable and necessary in order to protect the Company's and its subsidiaries' legitimate business interests. However, in the event a Court or other tribunal of competent jurisdiction shall determine that any provision set forth in this Article III is illegal or unenforceable for any reason, it is the irrevocable and express intention of the Company and the Executive to have such Court or other tribunal reform such provision by reducing it in time and/or geographic scope, or as otherwise necessary to, and only to the extent necessary to, make the same enforceable under applicable law.

     3.5 The Company and Executive agree that any dispute, controversy or claim arising out of or in connection with any of the provisions of this
Article III shall be decided exclusively by the Court of Common Pleas of Luzerne County, Pennsylvania. For such purpose, both the Company and Executive hereby submit to the personal jurisdiction of said Court and agree that service of process on either of them may be completed, and shall be effective and binding upon the party served if effected pursuant to the provisions of
Section 4.4 hereof, provided that such method shall not preclude either party from effecting service of process in any other manner permitted by applicable law. Each party hereto hereby waives any objection to the personal jurisdiction of the Court of Common Pleas of Luzerne County, Pennsylvania, over him and agrees that he shall be barred from asserting any such objection as long as process is served in accordance with this Section 3.5. Each party further hereby agrees to and does hereby waive any right to assert or move for removal or transfer of venue to any Court other than the Court of Common Pleas of Luzerne County, Pennsylvania, based on diversity of citizenship, federal question jurisdiction, the doctrine of forum nonconveniens or otherwise. The provisions of this Section 3.5 are material to the Company's execution of this Agreement.

     3.6 The provisions of this Article III shall survive the termination of this Agreement, irrespective of the reason or reasons for the ending of Executive's employment with the Company or when such employment ends.

              ARTICLE IV - EXPIRATION, TERMINATION,
                  ARBITRATION AND MISCELLANEOUS
     4.1 This Agreement shall commence on the date hereof and shall automatically expire in five (5) years from such date. This Agreement may be extended or renewed only by a written instrument signed by the Executive and the chief executive officer of the Company. If this Agreement has not already expired, it shall immediately terminate contemporaneously with the date on which Executive's employment with the Company ends for any reason, including, but not limited to, retirement, voluntary resignation (including a Position
Modification described in Section 2.1 hereof), involuntary termination
(whether or not a Position Termination) or death, or the date on which a Position Modification described in Section 2.2 hereof occurs, whichever shall occur first.

     4.2 This Agreement shall inure to the benefit of and be binding on the heirs, personal representatives, successors and assigns of the Company and Executive.

     4.3 The captions used in this Agreement are inserted and provided for convenience of reference only and shall not be used to construe, interpret, limit or expand any provision of this Agreement.

     4.4 Any and all notices or other correspondences of any kind required or permitted to be given hereunder or associated herewith shall be in writing and be delivered either personally (with a written acceptance of such delivery by the addressee party or his agent), or by first-class U.S. certified mail or private express mail courier (such as FedEx or UPS), postage prepaid, to the addressee party at his address first set forth above, or to such other address as the addressee party shall have last designated by such notice.

     4.5 If any provision of this Agreement is deemed to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof; so that in such an event this Agreement shall continue to be binding on the parties hereto, and subject to Section 3.4 hereof, with such invalid or unenforceable provision or provisions being deleted herefrom as if never contained herein.

     4.6 This Agreement may be executed in as many counterparts as may be deemed necessary or convenient by the parties hereto, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

     4.7  No third party beneficiary rights are intended or created hereby.

     4.8 References herein to the masculine shall include the feminine and the neuter, and vice versa.

     4.9  Except for disputes arising out of any or all of the provisions of
Article III hereof, all disputes arising out of this Agreement shall be settled by arbitration in Hazleton, Pennsylvania, by one arbitrator, in accordance with the then prevailing rules of the American Arbitration
Association, for which the decision of the arbitrator shall be final and binding on the Company and the Executive, and for which a judgment upon any award rendered therein may be entered in any court of competent jurisdiction.
In any such arbitration, the parties hereto shall bear their own respective expenses, costs and fees associated therewith, including, but not limited to, travel expenses, attorney's fees and related disbursements, but the actual costs of the arbitration shall be shared equally by such parties, irrespective of the outcome of the case.

     4.10 This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to conflicts of law rules or principles.

     4.11 This Agreement constitutes the entire, complete and final agreement of the parties hereto related to the subject matter hereof, supersedes any prior discussions, understandings or agreements of any kind between said parties, whether written or oral, and may be changed, altered, amended, modified, supplemented or superseded subsequent to the date hereof only by a written instrument signed by both such parties.


        [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

     4.12 IMPORTANT NOTICE:   NOTHING IN THIS AGREEMENT SHALL BE DEEMED TO
CHANGE, ALTER OR MODIFY THE "AT-WILL" NATURE OF THE EXECUTIVE'S EMPLOYMENT
STATUS WITH THE COMPANY. THIS AGREEMENT IS NOT INTENDED TO BE AND SHALL NOT BE
CONSTRUED AS AN EMPLOYMENT CONTRACT. EXECUTIVE ACKNOWLEDGES AND AGREES THAT,
NOTWITHSTANDING THIS AGREEMENT, EXECUTIVE'S EMPLOYMENT WITH THE COMPANY OR ANY
SUBSIDIARY THEREOF MAY BE TERMINATED AT ANY TIME AND FOR ANY REASON, OR FOR NO
REASON AT ALL.

     IN WITNESS WHEREOF, this Agreement has been executed by the Company and Executive on the date first set forth above.

                              EMCEE BROADCAST PRODUCTS, INC.


                              BY:/s/ James L. DeStefano

                              TITLE: President



CAUTION: This Agreement is intended to be a legally binding contract. While it confers benefits on you under certain circumstances, it also imposes certain duties, obligations and burdens on you. Therefore, before signing this Agreement, you are urged to have it reviewed by and to consider it with independent legal counsel.


WITNESS:                      JOHN SAUL

/s/ Sharon L. Barry           /a/ John Saul
                              (Signature)


                            AGREEMENT

     THIS  AGREEMENT, made this 5th day of December, 1995, by and among EMCEE
Broadcast Products, Inc. (the "COMPANY"), a Delaware corporation, with a principal place of business located at Susquehanna Street Extension, West
(mailing address: P.O. Box 68), White Haven, Pennsylvania 18661, AND Perry
Spooner ("EXECUTIVE"), an adult individual, with a residence located at and mailing address of RR 1, Box 195, White Haven, Pennsylvania 18661.

                           BACKGROUND:
     A. The Company considers it essential and in the best interest of its stockholders to foster a stable employment environment for certain of its officers. The Company also considers it to be in the best interest of its stockholders to protect against the disclosure of its confidential and proprietary information and to restrict certain of its officers from competing against it for a reasonable period of time in the geographic areas in which it conducts business. The Company has identified Executive as such an officer with whom it is appropriate to provide certain assurances in certain cases involving a "Change in Control" (as defined herein), and against whom it desires protection from the disclosure of confidential and proprietary information and to restrict from competing against it.

     B. The Executive is currently employed with the Company. Nevertheless, Executive finds it to be in his best interest to enter into this Agreement because of the protections it affords him in certain cases involving a Change in Control. Executive further acknowledges that these Change in Control protections represent a new and material benefit and constitute new and additional consideration given to Executive by the Company in exchange for the Executive's promises and agreements set forth in this Agreement.

     NOW, THEREFORE, based on the above-recited Background, which is incorporated into and made a part of this Agreement, and in consideration of the promises and agreements set forth herein, the Company and Executive, intending to be legally bound by this Agreement, promise, agree and represent as follows:

                     ARTICLE I - DEFINITIONS
     1.1 The following is a list which sets forth the meaning of certain terms used in this Agreement which are not defined elsewhere herein:

          1.1.1 "Change in Control" shall mean and be deemed to have occurred if during the term of this Agreement: (i) the Company shall become a subsidiary of another entity or shall become subject to a binding agreement which shall provide for the Company to become a subsidiary of another entity;
(ii) the Company shall be merged or consolidated with or into another entity or shall become subject to a binding agreement which shall provide for the Company to become merged or consolidated with or into another entity; (iii) all or substantially all of the Company's assets are sold or assigned to another person or entity; or (iv) any person or entity, or any persons or entities (or any combination thereof) acting as a group, acquires more than 50% of the then issued and outstanding capital stock of the Company; AND in any such event the Company's Board of Directors, as then constituted, shall no longer constitute a majority in number and vote of the governing body of the Company at any time thereafter.


          1.1.2 "Company" shall mean the Company, as defined in the opening paragraph on page one hereof, and any successor or assignee of the Company.

          1.1.3 "Company Information" shall mean any or all of the following which has been prepared or created for or on behalf of the Company or any of its subsidiaries by the Executive or others in the past, presently or in the future, irrespective of however held, stored, kept or produced:
patented and unpatented inventions; trade secrets; drawings and schematics;
customer lists, financial statements and other financially related documents;
corporate and legal documents; operations information, data, plans, reports, studies and strategies; sales or marketing information, data, plans, reports, studies and strategies; and any and all other such information which Executive knows or should know is considered by the Company or any of its subsidiaries to be confidential or proprietary in nature.

          1.1.4 Except as expressly provided in Section 2.1 hereof, "Compensation" shall mean salary as fixed by the Company's Board of Directors, cash bonuses and other payments, and the monetary value of any perquisite or fringe benefit (excluding stock options and restricted stock awards) not available to all other full time Company employees on substantially the same terms and conditions.

          1.1.5 Except as expressly provided in Section 2.1 hereof, "Fiscal Year" shall mean the 12-month period ending on the last day of the calendar month immediately preceding a "Position Modification" or "Position
Termination", as defined herein.

          1.1.6 "Position Modification" shall mean: (i) a decrease of three (3%) percent or more in the Executive's Compensation; or (ii) a change in place of employment of the Executive greater than a 50-mile radius of White
Haven, Pennsylvania.

          1.1.7 "Position Termination" shall mean the involuntary termination of the Executive's employment with the Company, except for such involuntary terminations occurring as a result of: (i) a breach of the fiduciary duty which the Executive owes to the Company or any of its subsidiaries; (ii) the Executive's disability which prohibits him from performing the essential job functions of his position with the Company or any subsidiary thereof, with or without a reasonable accommodation; or (iii) the Executive pleading guilty or nolo contendere to, or being convicted of, a crime involving moral turpitude.

          1.1.8     "Protected Area" means anywhere in the world.

          1.1.9 "Restricted Period" shall mean all times while Executive is employed by the Company, or any subsidiary thereof, and for a period of 12 months following the termination of this Agreement, or if a Change in Control occurs and a Position Termination, or a Position Modification as described in
Section 2.1 hereof, occurs within 24 months thereafter, then for a period of 24 months following such Position Termination or Position Modification.

           ARTICLE II - CHANGE IN CONTROL:COMPENSATION
     2.1 In the event a Position Termination occurs at any time within a 24-month period following a Change in Control, or in the event a Position
Modification occurs at any time within a 24-month period following a Change in Control and Executive declines to continue to be employed by the Company, Executive shall be entitled to receive, in reasonable periodic payments (but in no event less than semi-monthly) over the course of the next following 24 months, a sum equal to two times the Executive's average aggregate
Compensation for the two Fiscal Years immediately preceding such Position
Termination or Position Modification. Notwithstanding the immediately preceding sentence, in no event shall such sum exceed a sum equal to three times the Executive's average aggregate compensation for the five fiscal years immediately preceding such Position Termination or Position Modification. For purposes of the immediately preceding sentence only, "compensation" shall have the same meaning ascribed to it in Section 280G(d) of the Internal Revenue
Code, and "fiscal year" shall mean April 1 through and including March 31, or such other one year period which then constitutes the actual fiscal year of the Company.

     2.2 In the event a Position Modification occurs at any time within a 24-month period following a Change in Control and Executive elects to continue his employment with the Company, Executive shall be entitled to receive, in reasonable periodic payments (but in no event less than semi-monthly) over the course of the next following 24 months, the difference between the sum calculated under Section 2.1 hereof and the Executive's Compensation under the terms of his continuing employment with the Company over the next following 24 months. If such a Position Modification only involves, or also includes, a "change in place of employment", as described in Section 1.1.6 (ii) hereof, Executive shall be entitled to receive relocation assistance or temporary commuting assistance from the Company to the extent the parties shall agree under the terms and conditions of the Executive's continuing employment with the Company.

     2.3  Any and all sums which the Executive may receive pursuant to
Section 2.1 or Section 2.2 hereof shall be subject to all withholdings and deductions required by applicable law.

     2.4 Notwithstanding Sections 2.1 and 2.2 hereof, in the event there shall be no successor, parent or assignee of the Company following a Change in Control, or in the event the Company or any such successor, parent or assignee shall at any time following a Change in Control have a net worth (based on book value) of less than 1.5 million dollars (as determined in accordance with Generally Accepted Accounting Principles consistently applied), the periodic payments required to be made to Executive in accordance with said Sections may, at the Executive's option, be accelerated, thereby causing them to become immediately due and payable.

     2.5 Except as provided in Section 2.7 hereof, in the event of a Position Termination or a Position Modification described in this Article II,
Executive shall have no duty to mitigate his damages by seeking other employment or otherwise.

     2.6 The amounts to which the Executive may become entitled hereunder are in addition to, and not in lieu of, any other amounts to which Executive is or may hereafter become entitled by contract, which is not in violation of any provision of this Agreement, or by applicable law, with the exception of those laws described in Section 2.7 hereof; so that the amounts to be paid to Executive hereunder shall not be reduced or offset by any such other amounts, including, but not limited to, future earnings.

     2.7  Executive shall not receive the benefit of the provisions of
Section 2.5 hereof, and the same shall be stricken from this Agreement as if never contained herein, if the Executive ever brings an action or proceeding against the Company, or any of its directors, officers, employees, agents or subsidiaries, based in whole or in part on Title VII of the Civil Rights Act of 1964 (as amended by the Civil Rights Act of 1991), the Pennsylvania Human
Relations Act or any other similar state law, the Americans with Disabilities
Act of 1990, the Family and Medical Leave Act of 1993, the Employee Retirement
Income Security Act of 1974, the Age Discrimination in Employment Act or any other federal, state or local statutory, regulatory or common law prohibition or restriction on an employer's right to terminate its employees' employment or which otherwise regulates or deals with the employer/employee relationship.
In addition, any sum to which Executive may become entitled by virtue of any such action or proceeding shall be reduced by an amount equal to all sums paid or to be paid to Executive pursuant to the provisions of Section 2.1 or
Section 2.2 hereof.

     2.8 The Company's obligations under this Article II shall survive the termination of this Agreement if, and only if, such termination occurs as a result of a Position Termination or a Position Modification described in this
Article II.

     ARTICLE III - CONFIDENTIALITY AND RESTRICTIVE COVENANT;
                      EXCLUSIVE JURISDICTION
     3.1 Executive hereby acknowledges and represents that by virtue of his position with the Company he has participated (and/or will hereafter participate) in the formulation of and/or has been ( and/or will hereafter be) given access to certain Company Information. In consideration of the Company's promises and agreements contained in this Agreement, Executive promises and agrees that he shall not use any Company Information, except in the ordinary course of performing his duties for the Company or any of its subsidiaries, and that he shall at all times safeguard, hold in trust and forever refrain from disclosing any Company Information to any person or entity, except to other employees or agents of the Company who are authorized to receive such Company Information.

     3.2  For the reasons and consideration set forth and described in
Section 3.1 hereof, and because the Company does business regularly all over the world, during the Restricted Period the Executive shall not directly or indirectly: (i) own, manage, operate, join, control, be employed by, participate in, assist, become engaged by, or lend money to any proprietorship, firm, association, partnership, corporation, limited liability company, trust or other business or form of business entity engaged directly or indirectly in the sale, marketing, distribution or manufacturing of multichannel multipoint distribution service ("MMDS") or low power television
("LPTV") transmitters or translators in the Protected Area; (ii) divert, take away, redirect or interfere with any ongoing or prospective business relationship the Company or any of its subsidiaries may now or hereafter have with any person or entity; or (iii) solicit, induce, recruit or attempt to influence any person who is now or hereafter an employee or engaged as an independent contractor of the Company or any of its subsidiaries to become an employee or to become engaged as an independent contractor of any other person or entity which is involved in the sale, marketing, distribution or manufacture of MMDS or LPTV transmitters or translators in the Protected Area.

     3.3 Executive acknowledges and agrees that a breach of any one or more of his promises or agreements set forth in this Article III will result in irreparable and continuing damage to the Company for which there may be no adequate remedy at law. Therefore, in the event of any such breach or threatened breach of all or any part of this Article III, the Company shall be entitled to specific performance and injunctive relief, in addition to any and all other rights and remedies available to the Company at law or in equity.
The Company shall also have the right to require the Executive to account for and pay over to the Company all monies and other property derived or received, or to be derived or received, by the Executive as a result of any such breach, as well as any and all sums received under any of the provisions of Article II hereof.

     3.4  Executive acknowledges and agrees that the provisions of this
Article III are fair, reasonable and necessary in order to protect the Company's and its subsidiaries' legitimate business interests. However, in the event a Court or other tribunal of competent jurisdiction shall determine that any provision set forth in this Article III is illegal or unenforceable for any reason, it is the irrevocable and express intention of the Company and the Executive to have such Court or other tribunal reform such provision by reducing it in time and/or geographic scope, or as otherwise necessary to, and only to the extent necessary to, make the same enforceable under applicable law.

     3.5 The Company and Executive agree that any dispute, controversy or claim arising out of or in connection with any of the provisions of this
Article III shall be decided exclusively by the Court of Common Pleas of Luzerne County, Pennsylvania. For such purpose, both the Company and Executive hereby submit to the personal jurisdiction of said Court and agree that service of process on either of them may be completed, and shall be effective and binding upon the party served if effected pursuant to the provisions of
Section 4.4 hereof, provided that such method shall not preclude either party from effecting service of process in any other manner permitted by applicable law. Each party hereto hereby waives any objection to the personal jurisdiction of the Court of Common Pleas of Luzerne County, Pennsylvania, over him and agrees that he shall be barred from asserting any such objection as long as process is served in accordance with this Section 3.5. Each party further hereby agrees to and does hereby waive any right to assert or move for removal or transfer of venue to any Court other than the Court of Common Pleas of Luzerne County, Pennsylvania, based on diversity of citizenship, federal question jurisdiction, the doctrine of forum nonconveniens or otherwise. The provisions of this Section 3.5 are material to the Company's execution of this Agreement.

     3.6 The provisions of this Article III shall survive the termination of this Agreement, irrespective of the reason or reasons for the ending of Executive's employment with the Company or when such employment ends.

              ARTICLE IV - EXPIRATION, TERMINATION,
                  ARBITRATION AND MISCELLANEOUS
     4.1 This Agreement shall commence on the date hereof and shall automatically expire in five (5) years from such date. This Agreement may be extended or renewed only by a written instrument signed by the Executive and the chief executive officer of the Company. If this Agreement has not already expired, it shall immediately terminate contemporaneously with the date on which Executive's employment with the Company ends for any reason, including, but not limited to, retirement, voluntary resignation (including a Position
Modification described in Section 2.1 hereof), involuntary termination
(whether or not a Position Termination) or death, or the date on which a Position Modification described in Section 2.2 hereof occurs, whichever shall occur first.

     4.2 This Agreement shall inure to the benefit of and be binding on the heirs, personal representatives, successors and assigns of the Company and Executive.

     4.3 The captions used in this Agreement are inserted and provided for convenience of reference only and shall not be used to construe, interpret, limit or expand any provision of this Agreement.

     4.4 Any and all notices or other correspondences of any kind required or permitted to be given hereunder or associated herewith shall be in writing and be delivered either personally (with a written acceptance of such delivery by the addressee party or his agent), or by first-class U.S. certified mail or private express mail courier (such as FedEx or UPS), postage prepaid, to the addressee party at his address first set forth above, or to such other address as the addressee party shall have last designated by such notice.

     4.5 If any provision of this Agreement is deemed to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof; so that in such an event this Agreement shall continue to be binding on the parties hereto, and subject to Section 3.4 hereof, with such invalid or unenforceable provision or provisions being deleted herefrom as if never contained herein.

     4.6 This Agreement may be executed in as many counterparts as may be deemed necessary or convenient by the parties hereto, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

     4.7  No third party beneficiary rights are intended or created hereby.

     4.8 References herein to the masculine shall include the feminine and the neuter, and vice versa.

     4.9  Except for disputes arising out of any or all of the provisions of
Article III hereof, all disputes arising out of this Agreement shall be settled by arbitration in Hazleton, Pennsylvania, by one arbitrator, in accordance with the then prevailing rules of the American Arbitration
Association, for which the decision of the arbitrator shall be final and binding on the Company and the Executive, and for which a judgment upon any award rendered therein may be entered in any court of competent jurisdiction.
In any such arbitration, the parties hereto shall bear their own respective expenses, costs and fees associated therewith, including, but not limited to, travel expenses, attorney's fees and related disbursements, but the actual costs of the arbitration shall be shared equally by such parties, irrespective of the outcome of the case.

     4.10 This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to conflicts of law rules or principles.

     4.11 This Agreement constitutes the entire, complete and final agreement of the parties hereto related to the subject matter hereof, supersedes any prior discussions, understandings or agreements of any kind between said parties, whether written or oral, and may be changed, altered, amended, modified, supplemented or superseded subsequent to the date hereof only by a written instrument signed by both such parties.


        [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


     4.12 IMPORTANT NOTICE:   NOTHING IN THIS AGREEMENT SHALL BE DEEMED TO
CHANGE, ALTER OR MODIFY THE "AT-WILL" NATURE OF THE EXECUTIVE'S EMPLOYMENT
STATUS WITH THE COMPANY. THIS AGREEMENT IS NOT INTENDED TO BE AND SHALL NOT BE
CONSTRUED AS AN EMPLOYMENT CONTRACT. EXECUTIVE ACKNOWLEDGES AND AGREES THAT,
NOTWITHSTANDING THIS AGREEMENT, EXECUTIVE'S EMPLOYMENT WITH THE COMPANY OR ANY
SUBSIDIARY THEREOF MAY BE TERMINATED AT ANY TIME AND FOR ANY REASON, OR FOR NO
REASON AT ALL.

     IN WITNESS WHEREOF, this Agreement has been executed by the Company and Executive on the date first set forth above.

                              EMCEE BROADCAST PRODUCTS, INC.


                              BY:/s/ James L. DeStefano
                                   TITLE: President



CAUTION: This Agreement is intended to be a legally binding contract. While it confers benefits on you under certain circumstances, it also imposes certain duties, obligations and burdens on you. Therefore, before signing this Agreement, you are urged to have it reviewed by and to consider it with independent legal counsel.


WITNESS:                           PERRY SPOONER

/s/ Kay Krull                       /s/ Perry Spooner
                                   (Signature)



                       EXTENSION AGREEMENT

     THIS AGREEMENT is made this 27th day of November, 2000, by and between EMCEE Broadcast Products, Inc. (the "COMPANY") and James L. DeStefano
("EXECUTIVE").

     WHEREAS, Company and Executive are parties to a certain Agreement, a copy of which is attached hereto as Exhibit "A" and made a part hereof, providing for, among other things, "Compensation" (as defined therein) to Executive in certain cases involving a "Change in Control" (as defined therein), and also protecting the Company from the Executive's disclosure of certain confidential and proprietary information and restricting the Executive from competing against the Company under such circumstances (the "CHANGE IN
CONTROL AGREEMENT"); and

     WHEREAS, the Change in Control Agreement has or will soon hereafter expire and may be extended and renewed only by a written instrument signed by the parties; and

     WHEREAS, the parties mutually desire to extend and renew the Change in Control Agreement for a period of five (5) years from the date hereof.

     NOW, THEREFORE, Company and Executive hereby agree to extend and renew the Change in Control Agreement, and the Change in Control Agreement is hereby extended and renewed, for a period of five (5) years from the date hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement with the intent to be legally bound hereby on the date first set forth above.

                              EMCEE BROADCAST PRODUCTS, INC.

                              By: /s/ James L. DeStefano
                              Title:   President/CEO
WITNESS:

/s/ Kay E. Krull               /s/ JAMES L. DeSTEFANO
                              (Signature)







                       EXTENSION AGREEMENT

     THIS AGREEMENT is made this 27th day of November, 2000, by and between EMCEE Broadcast Products, Inc. (the "COMPANY") and John Saul ("EXECUTIVE").

     WHEREAS, Company and Executive are parties to a certain Agreement, a copy of which is attached hereto as Exhibit "A" and made a part hereof, providing for, among other things, "Compensation" (as defined therein) to Executive in certain cases involving a "Change in Control" (as defined therein), and also protecting the Company from the Executive's disclosure of certain confidential and proprietary information and restricting the Executive from competing against the Company under such circumstances (the "CHANGE IN CONTROL
AGREEMENT"); and

     WHEREAS, the Change in Control Agreement has or will soon hereafter expire and may be extended and renewed only by a written instrument signed by the parties; and

     WHEREAS, the parties mutually desire to extend and renew the Change in Control Agreement for a period of five (5) years from the date hereof.

     NOW, THEREFORE, Company and Executive hereby agree to extend and renew the Change in Control Agreement, and the Change in Control Agreement is hereby extended and renewed, for a period of five (5) years from the date hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement with the intent to be legally bound hereby on the date first set forth above.

                              EMCEE BROADCAST PRODUCTS, INC.

                              By: /s/ James L. DeStefano
                              Title: President/CEO


WITNESS:                      /s/ JOHN SAUL
/s/ Kay E. Krull              (Signature)







                       EXTENSION AGREEMENT

     THIS AGREEMENT is made this 1st day of December, 2000, by and between EMCEE Broadcast Products, Inc. (the "COMPANY") and Worthington Perry Spooner
("EXECUTIVE").

     WHEREAS, Company and Executive are parties to a certain Agreement, a copy of which is attached hereto as Exhibit "A" and made a part hereof, providing for, among other things, "Compensation" (as defined therein) to Executive in certain cases involving a "Change in Control" (as defined therein), and also protecting the Company from the Executive's disclosure of certain confidential and proprietary information and restricting the Executive from competing against the Company under such circumstances (the "CHANGE IN
CONTROL AGREEMENT"); and

     WHEREAS, the Change in Control Agreement has or will soon hereafter expire and may be extended and renewed only by a written instrument signed by the parties; and

     WHEREAS, the parties mutually desire to extend and renew the Change in Control Agreement for a period of five (5) years from the date hereof.

     NOW, THEREFORE, Company and Executive hereby agree to extend and renew the Change in Control Agreement, and the Change in Control Agreement is hereby extended and renewed, for a period of five (5) years from the date hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement with the intent to be legally bound hereby on the date first set forth above.

                              EMCEE BROADCAST PRODUCTS, INC.

                              By: /s/ James L. DeStefano
                              Title: President/CEO

WITNESS:                      WORTHINGTON PERRY SPOONER

/s/ Kay E. Krull              /s/ Worthington P. Spooner
                              (Signature)




                 EMCEE BROADCAST PRODUCTS, INC.

                     STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT (the "Agreement") is made and entered into, effective as of June 13, 2001, by and between EMCEE Broadcast Products, Inc., a Delaware corporation ("EMCEE"), and CopperGlass Optical Solutions, Inc., a
Delaware corporation ("CopperGlass").

                          WITNESSETH:

     WHEREAS, EMCEE desires to issue to CopperGlass an option to purchase shares of the common stock of EMCEE (the "Common Stock"), said option to be for the number of shares, at the price per share and on the terms set forth in this Agreement;

     WHEREAS, the par value of the Common Stock is one and two-thirds cents
($.01-2/3); and

     WHERAS, CopperGlass desires to purchase an option on the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Grant of Option. EMCEE hereby grants to CopperGlass the right and option (the "Options") to purchase all or any part of an aggregate of 600,000 shares of the authorized and unissued Common Stock of EMCEE (the "Option
Shares") pursuant to the terms and conditions set forth in this Agreement.

     2. Exercise Price. At any time when shares of Common Stock are to be purchased pursuant to exercise of the Options, the purchase price for each Option Share shall be $.75 (the "Exercise Price"), subject to adjustment as provided in this Agreement.

     3. Exercise Period. The period for the exercise of the Options shall commence on the date of this Agreement and shall terminate at 5:00 p.m., Philadelphia PA time, on the 183rd (one hundred eighty-third) day after the date of this Agreement.

     4.   Exercise Of Options.

               (a) The Options may be exercised by CopperGlass in whole or in part by delivering to the Treasurer of EMCEE and to Patton Boggs LLP (i) a Notice And Agreement Of Exercise Of Options, substantially in the form attached hereto as Exhibit A and made a part of this Agreement, specifying the number of Option Shares with respect to which the Options are to be exercised, and (ii) full payment of the Exercise Price for such shares.

               (b)  Promptly upon receipt of the Notice Of Agreement And
     Exercise Of Options and the full payment of the Exercise Price, EMCEE shall deliver to CopperGlass a properly executed certificate or certificates representing the Option Shares being purchased.

     5.   Call Right.

     (a)  CopperGlass hereby grants to EMCEE  the right (the "Call
     Right") to require CopperGlass to exercise all the unexercised Options.

     (b) The period for exercise of the Call Right shall commence on the date of receipt by EMCEE of debt financing from First Federal Bank
     (the "First Federal Financing") in a gross amount not less than $2,000,000 and with a maturity date of not less than two years and shall terminate seven business days thereafter or June 30, 2001, whichever occurs first.

     (c) The Call Right may be exercised by EMCEE in whole or in part by delivering to the Chief Executive Officer of CopperGlass a written notice (the "Call Right Notice") of EMCEE's desire to exercise the Call
     Right together with (i) a copy of the executed loan agreement for the loan from First Federal Bank described in subparagraph 5(b) above; (ii) reasonably appropriate documentation evidencing receipt by EMCEE of the net proceeds from the First Federal Financing; and (iii) evidence of payment of EMCEE's previously outstanding bank loan in the approximate amount of $1.1 million.

     (d) Within seven business days following receipt by CopperGlass of the Call Right Notice, CopperGlass shall exercise the number of Options set forth in the Call Right Notice in accordance with the terms and conditions of Section 4 of this Agreement.

6. Deposit. Upon execution of this Agreement, CopperGlass will deposit into an account with Patton Boggs LLP $450,000 (the "Deposited
Funds"), which amount represents the aggregate Exercise Price of the Options.
Patton Boggs LLP will disburse all or any portion of the Deposited Funds in immediately available funds to EMCEE in accordance with and within three business days following receipt by Patton Boggs LLP of a Notice And Agreement
Of Exercise Of Options from CopperGlass; provided, however, that if Patton
Boggs LLP does not receive a Notice And Agreement Of Exercise Of Options with respect to all the Deposited Funds on or before June 30, 2001, Patton Boggs
LLP shall return the remaining balance of the Deposited Funds to CopperGlass.

7.   Representations And Warranties Of EMCEE.  As of the date of this
Agreement and upon each exercise of the Options hereunder, EMCEE represents and warrants to CopperGlass as follows:

     (a) Organization and Qualification. EMCEE is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. EMCEE has no subsidiaries other than as set forth in Schedule 7(a) (collectively, the "Subsidiaries"). Each of the Subsidiaries is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the full corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Each of EMCEE and the Subsidiaries is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not reasonably be expected to have, individually or in the aggregate, a material adverse effect on (a) the results of operations, assets, prospects, or financial condition of EMCEE and the Subsidiaries, or (b) CopperGlass' rights under this Agreement (a
     "Material Adverse Effect").


     (b) Authorization; Enforcement. EMCEE has the requisite corporate power and authority to enter into and to consummate the transactions contemplated under this Agreement and otherwise to carry out its obligations hereunder. The execution and delivery of this Agreement by EMCEE and the consummation by it of the transactions contemplated under this Agreement have been duly authorized by all necessary action on the part of EMCEE. This Agreement has been duly executed and delivered by EMCEE and constitutes the valid and binding obligation of EMCEE enforceable against EMCEE in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

     (c) Capitalization. The authorized, issued and outstanding capital stock of EMCEE and each of the Subsidiaries is set forth in
     Schedule 7(c). No shares of Common Stock are entitled to preemptive or similar rights. Except as specifically disclosed in Schedule 7(c), there are no outstanding options, warrants, script rights to subscribe to, calls or commitments of any character whatsoever relating to, or, except as a result of the purchase and sale of the Options hereunder, securities, rights or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire any shares of Common Stock, or contracts, commitments, understandings, or arrangements by which EMCEE or any Subsidiary is or may become bound to issue additional shares of Common Stock, or securities or rights convertible or exchangeable into shares of Common Stock. Neither EMCEE nor any Subsidiary is in violation of any of the provisions of its respective certificate of incorporation, bylaws or other charter documents.

     (d) Issuance of Options. The Options have been duly and validly authorized for issuance, offer and sale pursuant to this Agreement and, when issued and delivered as provided hereunder against payment in accordance with the terms hereof, shall be valid and binding obligations of EMCEE enforceable in accordance with their terms. EMCEE has, and at all times while the Options are outstanding will, maintain an adequate reserve of shares of Common Stock to enable it to perform its obligations under this Agreement and the Options. When issued in accordance with the terms hereof, the Option Shares will be duly authorized, validly issued, fully paid and nonassessable.

     (e)  No Conflicts   The execution, delivery and performance of
     this Agreement by EMCEE and the consummation by EMCEE of the transactions contemplated hereby do not and will not (i) conflict with or violate any provision of its certificate of incorporation or bylaws, or (ii) subject to obtaining the consents set forth in Schedule 7(e), conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which EMCEE is a party, or
     (iii) result in a violation of any law, rule, regulation, order, judgment, injunction, decree or other restriction of any court or governmental authority to which EMCEE is subject (including federal and state securities laws and regulations), or by which any property or asset of EMCEE is bound or affected.  The business of EMCEE is not being conducted in violation of any law, ordinance or regulation of any governmental authority.


     (f)  Consents and Approvals.  Except as specifically set forth in
     Schedule 7(f), neither EMCEE nor any Subsidiary is required to obtain any consent, waiver, authorization or order of, or make any filing or registration with, any court or other federal, state, local or other governmental authority or other person in connection with the execution, delivery and performance by EMCEE of this Agreement, other than the filing of the Registration Statement (as defined in Section 9(a) below) with the Commission and the making of the applicable blue-sky filings under state securities laws (collectively, the "Required Approvals").
     (g) Litigation; Proceedings. Except as specifically disclosed in Schedule 7(g), there is no action, suit, notice of violation, proceeding or investigation pending or, to the best knowledge of EMCEE, threatened against or affecting EMCEE or any of its Subsidiaries or any of their respective properties before or by any court, governmental or administrative agency or regulatory authority (federal, state, county, local or foreign) which (i) relates to or challenges the legality, validity or enforceability of this Agreement or the issuance of the Options or the Option Shares, (ii) could, individually or in the aggregate, have a Material Adverse Effect, or (iii) could, individually or in the aggregate, materially impair the ability of EMCEE to perform fully on a timely basis its obligations under this Agreement.

     (h)  No Default or Violation.  Except as set forth on Schedule
     7(h), neither EMCEE nor any Subsidiary is (i) in default under or in violation of any indenture, loan or credit agreement or any other agreement or instrument to which it is a party or by which it or any of its properties is bound, except such conflicts or defaults as do not have a Material Adverse Effect, (ii) in violation of any order of any court, arbitrator or governmental body, except for such violations as do not have a Material Adverse Effect, or (iii) in violation of any statute, rule or regulation of any governmental authority which could (individually or in the aggregate) (x) adversely affect the legality, validity or enforceability of this Agreement, (y) have a Material
     Adverse Effect or (z) adversely impair EMCEE's ability or obligation to perform fully on a timely basis its obligations under this Agreement.

     (i) Certain Fees. No fees or commission will be payable by EMCEE to any investment banker or bank with respect to the consummation of the transactions contemplated under this Agreement.

     (j) Title To Properties And Assets; Liens. EMCEE has good and valid title to its properties and assets, and has good title to all its leasehold interests, in each case subject to no lien or other encumbrance, other than as set forth on Schedule 7(j) and the lien for current taxes not yet due and payable.

     (k) Financial Statements. EMCEE has delivered to the Purchaser a copy of its Form 10-KSB for the fiscal year ended March 31, 2000, and its Form 10-QSB for the nine months ended December 31, 2000
     (collectively, the "SEC Documents"). The financial statements of EMCEE included in the SEC Documents (collectively, the "Financial Statements") have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved
     (except as may be indicated therein or in the notes thereto) and fairly present the consolidated financial position of EMCEE and its consolidated
     Subsidiaries as at the dates thereof and the consolidated results of their operations and statements of cash flows for the periods then ended.
     There is no liability or obligation of any kind, whether accrued,

     absolute, fixed or contingent, of EMCEE or any Subsidiary of EMCEE which is required by generally accepted accounting principles to be reflected or reserved against or otherwise disclosed in the Financial Statements which is not so reflected or reserved against that individually or in the aggregate would have a Material Adverse Effect on EMCEE.

     (l)  Absence Of Material Changes.  Except as set forth on
     Schedule 7(l), since January 1, 2001, there has not been:

                    (i) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the assets, properties, financial condition, operating results, or business of EMCEE;

                    (ii) any waiver by EMCEE of a valuable right or of a material debt owed to it;

                    (iii) any material change or amendment to a material contract or arrangement by which EMCEE or any of its assets or properties is bound or subject, except for changes or amendments which are expressly provided for or disclosed in this Agreement;

                    (iv) any loans or guarantees made by EMCEE to or for the benefit of its employees, officers or directors, or any members of their immediate families, other than travel advances or other advances made in the ordinary course of business;

                    (v) any declaration, setting aside of payment or other distribution in respect of any of EMCEE's capital stock, or any direct or indirect redemption, purchase or other acquisition of any such stock by EMCEE;

                    (vi) except for the loan from First Federal Bank, any incurrence of indebtedness for money borrowed individually in excess of $50,000 or in excess of $100,000 in the aggregate;

                   (vii) any material change in any compensation arrangement
                    or agreement with any employee;

                    (viii) any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets;

                    (ix) any resignation or termination of employment of any key officer of EMCEE; or

                    (x) any other event or condition or any character which would be reasonably likely to materially and adversely affect the assets, properties, financial condition, operating results or business of EMCEE.

     (m)  SEC Filings.

          (i) EMCEE has filed all reports, filings, registration statements and other documents required to be filed by it with the Commission since January 1, 1997 (the "SEC Filings"). No

          Subsidiary is required to file any form, report, registration statement or prospectus or other document with the Commission.

          (ii) As of their respective filing dates, each SEC Filing complied as to form in all material respects with the applicable requirements of the Securities Act of 1933, as amended (the
          "Securities Act") and/or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as the case may be.

          (iii) No SEC Filing filed pursuant to the Exchange Act contained, as of its filing date, any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading. No SEC
          Filing, as amended or supplemented, if applicable, filed pursuant to the Securities Act contained, as of the date such document or amendment became effective, any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein not misleading.

     (n) Taxes. EMCEE has timely filed all tax returns and reports when and as required by law and has never been audited by any state or federal taxing authority. All tax returns and reports of EMCEE, if applicable, are true and correct in all material respects.

     (o) Intellectual Property. EMCEE owns or has the right to use, free and clear of all liens or other encumbrances, all patents, trademarks, service marks, trade names, copyrights, licenses and other rights necessary to its business as now conducted, and is not, to the best of its knowledge, infringing upon or otherwise acting adversely to the right or claimed right of any person under or with respect to any of the foregoing. Except as set forth on Schedule 7(o), there are no outstanding options, licenses, or agreements of any kind relating to the foregoing, nor is EMCEE bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes of any other person or entity. EMCEE has not received any written communications alleging that EMCEE has violated or, by conducting its business as proposed, would violate any patent, trademark, service mark, trade name, copyright or trade secret or other proprietary right of any other person or entity. EMCEE is not aware that any of its employees is obligated under any contract
     (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with the use of such employee's best efforts to promote the interests of EMCEE or that would conflict with EMCEE's business as proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of EMCEE's business by the employees of EMCEE, nor the conduct of EMCEE's business as proposed, will, to EMCEE's knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any contract, covenant or instrument under which any of such employees is now obligated. EMCEE does not believe it is or will be necessary to utilize any inventions of any of its employees (or people it currently intends to hire) made prior to their employment by EMCEE.

     (p)  Material Contracts And Commitments.  Schedule 7(p) sets forth a list of all "material" agreements, contracts, indebtedness, liabilities and other obligations known to EMCEE to which EMCEE is a party or by which EMCEE is bound or subject. For purposes of this
     Section 7(p), a "material" contract means any agreement (a) not cancelable on thirty (30) days or less notice without further obligation thereunder or (b) which involves a total liability to EMCEE of $50,000 or more. True and complete copies of such material agreements and obligations, if extant, have been delivered to CopperGlass by EMCEE.
     Except as set forth on Schedule 7(p), all of the contracts and other agreements listed on Schedule 7(p) are valid and binding upon EMCEE in accordance with their terms, and neither EMCEE nor, to the knowledge of EMCEE, any other party is in default or otherwise in breach of its obligations, nor has EMCEE received or sent notice of default or of any unresolved claim, under any such contracts or other agreements.

     (q) Employees. To the best of EMCEE's knowledge, no employee of EMCEE is in violation of any term of any employment contract, patent disclosure agreement or any other contract or agreement relating to the relationship of any such employee with EMCEE or any other party because of the nature of the business conducted or to be conducted by EMCEE.
     EMCEE does not have any collective bargaining agreements covering any of its employees.

     (r) Registration Rights. Except as set forth in this Agreement, EMCEE is not currently under any obligation to register under the Securities Act any of its presently outstanding securities or any of its securities which may hereafter be issued.

     (s) Permits. EMCEE has all franchises, permits, licenses, and any similar authority necessary for the conduct of its business as now being conducted by it, the lack of which could materially and adversely affect the business, properties or financial condition of EMCEE, and believes it can obtain without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted.
     EMCEE is not in default in any material respect under any of such franchises, permits, licenses or other similar authority.

     (t) Environmental And Safety Laws. To the best of EMCEE's knowledge, EMCEE is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety and, to the best of EMCEE's knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation.

     (u) Insurance. EMCEE maintains the insurance coverage as described on Schedule 7(u). Such policies and the amount of coverage and the risks insured are, in the aggregate, sufficient to protect EMCEE against perils which good business practices demand be insured against or which are normally insured against by other industry members similarly situated, and will remain in full force and effect after the date of this Agreement.

     (v) Disclosure. No representation, warranty or statement by the EMCEE in this Agreement, or in any written statement or certificate furnished to CopperGlass pursuant to this Agreement, contains any untrue statement of a material fact or, when taken together, omits to state a material fact necessary to make the statements made herein, in light of the circumstances under which they were made, not misleading.



8. Representation And Warranties Of CopperGlass. As of the date of this Agreement and upon each exercise of the Options, CopperGlass represents and warrants to EMCEE as follows:

     (a) Organization and Qualification. CopperGlass is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted.
     CopperGlass has no subsidiaries. CopperGlass is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

     (b) Authorization; Enforcement. CopperGlass has the requisite corporate power and authority to enter into and to consummate the transactions contemplated under this Agreement and otherwise to carry out its obligations hereunder. The execution and delivery of this Agreement by CopperGlass have been, and as of the Closing the consummation by it of the transactions contemplated under this Agreement will have been, duly authorized by all necessary action on the part of CopperGlass. This Agreement has been duly executed and delivered by CopperGlass and constitutes the valid and binding obligation of CopperGlass enforceable against CopperGlass in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

     (c) Consents and Approvals. Except as specifically set forth in the Schedule 8(c), neither CopperGlass nor any Subsidiary is required to obtain any consent, waiver, authorization or order of, or make any filing or registration with, any court or other federal, state, local or other governmental authority or other person in connection with the execution, delivery and performance by CopperGlass of this Agreement.

     (e) Certain Fees. No fees or commission will be payable by CopperGlass to any investment banker or bank with respect to the consummation of the transactions contemplated under this Agreement.

               (f)  Securities Law Matters.

          (i) CopperGlass is acquiring the Option Shares for investment purposes only and the Option Shares that CopperGlass is acquiring will be held by CopperGlass without sale, transfer or other disposition, other than required by the Securities Act, and/or unless the transfer of those securities is subsequently registered under the federal securities laws or unless an exemption from registration is available.

          (ii) CopperGlass' overall commitment to investments that are not readily marketable is not disproportionate to CopperGlass' net worth and CopperGlass' investment in the Option Shares will not cause such overall commitments to become excessive.


               (iii) CopperGlass' financial condition is such that CopperGlass is under no present or contemplated future need to dispose of any portion of the Option Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

               (iv) CopperGlass has sufficient knowledge and experience in business and financial matters to evaluate, and CopperGlass has evaluated, the merits and risks of any investment in the Option
          Shares.

               (v) The address set forth in Section 13 of this Agreement is CopperGlass' true and correct residence, and CopperGlass has no present intention of becoming a resident of any other state or jurisdiction.

               (vi) CopperGlass confirms receiving and reviewing the SEC
          Documents.

               (vii) CopperGlass has had the opportunity to ask questions of, and has received the answers from, EMCEE concerning the terms of the investment in the Option Shares.

               (viii) CopperGlass understands that no federal or state agency has made any finding or determination as to the fairness of this investment or any recommendation of the sale of the Option
          Shares.

               (ix) CopperGlass acknowledges and is aware of the following:

                         (A) The Option Shares constitute a speculative investment and involve a high degree of risk of loss by CopperGlass of CopperGlass' total investment in the Option Shares.

                         (B) There are substantial restrictions on the transferability of the Option Shares. The Option
                    Shares cannot be transferred, pledged, hypothecated, sold or otherwise disposed of unless the disposition of the Option Shares is registered under the Securities Act or an exemption from such registration is available; there is no right of presentment of the Option Shares and there is no obligation by EMCEE to repurchase any of the Option Shares; and, accordingly, CopperGlass may have to hold the Option Shares indefinitely and it may not be possible for CopperGlass to liquidate CopperGlass' investment in EMCEE.

                         (C)  If sales of the Option Shares are not
                    subject to an effective registration statement under the Securities Act, each certificate issued representing the Option Shares may be imprinted with a legend that sets forth a description of the restrictions on transferability of those securities.



     9.   Other Agreements.

          (a)  Registration Rights.
          (i) Within 60 days following the date of this Agreement, EMCEE will file with the Commission a registration statement on Form S-3 or such other available form (the "Registration
          Statement") under the Securities Act covering the transfers of (A) the Options by CopperGlass to its stockholders, and (B) the Option
          Shares by CopperGlass to its stockholders and the subsequent transfers of the Option Shares by these stockholders. EMCEE will take all actions necessary to cause the Registration Statement to become effective with the Commission as soon as possible after its filing but in no event later than 150 days from the date of filing the Registration Statement. Until the Registration Statement is declared effective by the Commission, EMCEE agrees that it will not allow any other registration statement to become effective with the Commission with respect to any of EMCEE's securities issued, offered or sold after the date of this Agreement (other than for securities issued in connection with EMCEE's stock option plan).
          When the Registration Statement is declared effective, EMCEE shall promptly deliver to CopperGlass and/or its assigns (1) a certificate signed by the Chief Executive Officer or President of EMCEE that the Registration Statement is effective and, to his knowledge, no stop order with respect to the Registration
          Statement has been issued and no proceedings therefor have been instituted; (2) such number of copies of the Registration
          Statement and (from time to time) of each amendment and supplement thereto, and such number of copies of the prospectus (including, from time to time, any supplemental or amended prospectus) included in such Registration Statement as are reasonably requested by CopperGlass, (3) such other related documents as CopperGlass and/or its assigns may reasonably request in writing in order to facilitate the disposition of the Option Shares, (4) the contact information for EMCEE's transfer agent and registrar of the Common Stock and (5) a CUSIP number for the Common Stock.

               (ii) CopperGlass shall provide EMCEE and/or its assigns in writing with such information as EMCEE reasonably may require from CopperGlass and/or its assigns for inclusion in the Registration
          Statement. Such information shall be provided to EMCEE in writing within 10 days after the request for that information by EMCEE.

               (iii) All registration expenses incurred by EMCEE in connection with any registration, qualification or compliance pursuant to this Section 9(a), including reasonable printing expenses, fees and disbursements of EMCEE's counsel, and registration and filing fees relating to the sale of the Option
          Shares to be registered on behalf of CopperGlass or its assigns pursuant to this Section 9(a), shall be borne by EMCEE. All selling expenses, including commissions, allocable to the sale of the Option Shares registered on behalf of CopperGlass and/or its assigns and all costs of CopperGlass' legal counsel and other advisors shall be borne by CopperGlass.

               (iv) In the case of a registration, qualification or compliance effected by EMCEE on behalf of CopperGlass or its assigns pursuant to this Section 9(a), EMCEE shall keep CopperGlass and/or its assigns advised in writing as to the initiation of such registration, qualification, and compliance and as to the completion thereof. At its expense, EMCEE will keep such registration, qualification or compliance effective until the earlier to occur of the time that CopperGlass and/or its assigns has completed the distribution described in the Registration
          Statement relating thereto or the time CopperGlass or its assigns is entitled to the removal of the restrictive legend from the certificates representing the Option Shares pursuant to an exemption from the Securities Act.

               (v) In the case of a registration, qualification or compliance effected by EMCEE on behalf of CopperGlass and/or its assigns pursuant to this Section 9(a), EMCEE shall take all actions necessary to register and qualify the securities covered by such Registration Statement under such other securities or blue sky laws of such jurisdictions within the United States as CopperGlass may reasonably request that allow registration by coordination and to do any and all other acts and things which may be necessary or advisable to enable CopperGlass and/or its assigns to complete such proposed sale or other distribution by CopperGlass and/or its assigns of Option Shares in any such jurisdiction.

               (vi) EMCEE shall prepare and file with the Commission such amendments and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all the Option Shares; shall furnish to CopperGlass and/or its assigns such number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents
          (including, without limitation, prospectus amendments and supplements as are prepared by EMCEE) as CopperGlass and/or its assigns may reasonably request in order to facilitate the disposition of the Option Shares; shall notify CopperGlass and/or its assigns, at any time when a prospectus relating to the Registration Statement is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in or relating to the Registration
          Statement contains an untrue statement of a material fact or omits any fact necessary to make the statements therein not misleading;
          and, thereafter, EMCEE will promptly prepare (and, when completed, give notice to CopperGlass and/or its assigns) a supplement or amendment to such prospectus so that, as thereafter delivered to CopperGlass and/or its assigns of such Option Shares, such prospectus will not contain an untrue statement of a material fact or omit to state any fact necessary to make the statements therein not misleading; provided that upon such notification by EMCEE (a
          "Blackout Notice"), CopperGlass and/or its assigns will not offer or sell Option Shares under the Registration Statement until EMCEE has notified CopperGlass that it has prepared a supplement or amendment to such prospectus and delivered copies of such supplement or amendment to CopperGlass and/or its assigns (it being understood and agreed by EMCEE that the foregoing proviso shall in no way diminish or otherwise impair EMCEE's obligation to promptly prepare a prospectus amendment or supplement as above provided and deliver copies of same as above provided). EMCEE shall not allow a Blackout Notice to remain in effect for more than 20 consecutive business days or totaling more than 30 business days in any 12-month period.

     (b)  Board Of Directors.  For the period of time from the date of execution of this Agreement until the first to occur of (i) two years after exercise of all the Options, or (ii) expiration of all the Options without exercise, CopperGlass shall have the right to appoint one member to EMCEE's Board Of Directors (the "CopperGlass Board Representative").
     EMCEE and CopperGlass hereby agree that Randall P. Marx shall be the initial CopperGlass Board Representative. If an CopperGlass Board
     Representative is not re-elected to EMCEE's Board of Directors by EMCEE's stockholders, CopperGlass shall have the right to appoint another CopperGlass Board Representative, subject to approval by EMCEE's
     Board Of Directors, which approval shall not be unreasonably withheld.
     Within 20 days following appointment by CopperGlass of this CopperGlass
     Board Representative, EMCEE's Board Of Directors shall approve or reject this CopperGlass Board Representative. If EMCEE does not approve or reject CopperGlass Board Representative within this 20-day period, this CopperGlass Board Representative shall be deemed to be a member of EMCEE's Board Of Directors. Each time that EMCEE's Board Of Directors reasonably rejects this CopperGlass Board Representative, CopperGlass shall have the continuing right to appoint another CopperGlass Board
     Representative in accordance with the terms and provisions of this
     Section 9(b) until an CopperGlass Board Representative becomes a member of EMCEE's Board Of Directors.

     (c)  Additional Options.  EMCEE shall issue to Quaker Capital
     Management options (the "Additional Options") to purchase an additional
     200,000 shares of EMCEE's Common Stock on the same or better terms and conditions as contemplated under this Agreement; provided, that, if any terms or conditions of the Additional Options are different from the terms and conditions of the Options, then CopperGlass shall have the right, in its sole and absolute discretion, to modify the terms and conditions and other provisions of the Options to be identical (except for the dollar amount and number of securities subject thereto) as the terms and conditions and other provisions contemplated by the Additional
     Options.

     (d) Right of First Regusal. If at any time prior to exercise of all the Options, EMCEE or any of its Subsidiaries desires to accept financing (each, an "Additional Financing") from a third party, EMCEE may accept such financing, or may permit its Subsidiary to accept such financing, only after EMCEE has followed the procedures set forth in the remainder of this paragraph: EMCEE shall provide CopperGlass with written notice (the "Additional Financing Notice") of the terms and conditions of the Additional Financing together with a bona fide written offer signed by the third party in which the third party offers to provide such Additional Financing. CopperGlass shall then have 30 days after receipt of the Additional Financing Notice to give EMCEE written notice (the "First Refusal Notice") that CopperGlass will provide up to $450,000 of the Additional Financing on the terms and conditions set forth in the Additional Financing Notice, and CopperGlass and EMCEE will then proceed to consummate this financing by CopperGlass on the terms set forth in the Additional Financing Notice. If CopperGlass does not deliver the First Refusal Notice to EMCEE within the 30-day period, then
     EMCEE may proceed to consummate the Additional Financing on the same terms as set forth in the Additional Financing Notice, provided that if the terms of the Additional Financing are not the same as set forth in the Additional Financing Notice or if EMCEE does not consummate the Additional Financing within 90 days after CopperGlass' receipt of the Additional Financing Notice, then EMCEE may not undertake any financing without providing CopperGlass with its right of first refusal as set forth in this Section 9(d). To the extent CopperGlass exercises its right of first refusal under this Section 9(d), the number of Option
     Shares subject to the Options shall be reduced proportionately.
     Excluded from the right of first refusal under this Section 9(d) are the issuance by EMCEE of options to purchase Common Stock; provided that (a) all such options are granted to directors or employees of EMCEE, and (b) the exercise price for any such options are not less than the last sale price reported by NASDAQ on the grant of such options, and (c) the aggregate number of all options granted from May 15, 2001 through expiration of this right of first refusal shall be less than five percent of the shares of Common Stock issued and outstanding as of May
     15, 2001. Notwithstanding the foregoing, in the event that an Additional Financing consists of secured indebtedness and CopperGlass exercises its right of first refusal under this Section 9(d) with respect to this Additional Financing, CopperGlass agrees to be subordinate in priority of payment to any third party that provides this Additional Financing concurrently with CopperGlass, except that CopperGlass shall be pari passu with Quaker Capital Management to the extent that Quaker Capital Management is exercising its right of first refusal pursuant to the Additional Options with respect to this Additional Financing.

     (e) Access And Confidentiality. For the period of time from the date of this Agreement until the date of exercise of all the Options by CopperGlass, EMCEE shall provide CopperGlass and its representatives with access to EMCEE's premises and to the books and records of EMCEE and shall promptly furnish CopperGlass and its representatives with any financial and other operating data and any other information with respect to the business of EMCEE as CopperGlass shall request. Each of EMCEE and CopperGlass shall keep confidential any information (unless ascertainable from public or published information or sources) concerning the other's operations and business that was obtained in connection with transactions contemplated under this Agreement.

10. Transferability Of Options. This Agreement may not be assigned by either party without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that the Options and/or the Option Shares may be transferred by CopperGlass to the stockholders of CopperGlass (who will then each succeed to his, her or its pro rata share of the rights and obligations of CopperGlass contemplated under this Agreement) provided that any such transfer is in compliance with applicable federal and state securities laws. A list of the current stockholders of CopperGlass, including their respective ownership percentage of the capital stock of CopperGlass and jurisdictions of residence, is attached hereto as Exhibit B and made a part of this Agreement.

     11. Adjustment By Stock Split, Stock Dividend, Etc. If at any time prior to exercise of all the Options EMCEE increases or decreases the number of its outstanding shares of Common Stock, or changes in any way the rights and privileges of such shares, by means of the payment of a stock dividend or the making of any other distribution on such shares payable in its Common
Stock, or through a stock split or subdivision of shares, or a consolidation or combination of shares, or through a reclassification or recapitalization involving its Common Stock, the numbers, rights and privileges of the shares of Common Stock included in the Options shall be increased, decreased or changed in like manner as if such shares had been issued and outstanding, fully paid and nonassessable at the time of such occurrence. In addition to the foregoing, if at any time after March 12, 2001 and before exercise of all the Options EMCEE issues shares of its common stock or any other security convertible into shares of EMCEE's common stock for a purchase price or, in the case of a convertible security, a conversion price less than the Exercise
Price, the Exercise Price shall be decreased to this lower purchase price or conversion price. Notwithstanding the foregoing, the adjustments described in this Section 11 shall not apply to (a) the exercise of stock options granted to directors and employees of EMCEE after March 12, 2001, or (b) the grant of stock options to directors and employees of EMCEE on or after March 12, 2001 at an exercise price not less than the last sale price reported by NASDAQ on the date of grant of such options, provided that the shares of Common Stock issuable upon exercise of the stock options described in (b) above, in the aggregate, do not represent more than two percent of the issued and outstanding Common Stock as of May 15, 2001.

     12. Reorganization And Reclassification. In case of any capital reorganization or any reclassification of the capital stock of EMCEE while the Options remain outstanding, CopperGlass shall thereafter be entitled, upon exercise of the Options, to purchase pursuant to the Options (in lieu of the kind and number of shares of Common Stock comprising Option Shares that such holder would have been entitled to purchase or acquire immediately before such reorganization or reclassification) the kind and number of shares of stock of any class or classes or other securities or property for or into which such shares of Common Stock would have been exchanged, converted, or reclassified if the Option Shares had been purchased immediately before such reorganization or reclassification. In case of any such reorganization or reclassification, appropriate provision (as determined by resolutions of the Board of Directors of EMCEE) shall be made with respect to the rights and interest thereafter of the holder of the Options, to the end that all the provisions of this Agreement (including adjustment provisions) shall thereafter be applicable, as nearly as reasonably practicable, in relation to such stock or other securities or property.

     13. Notices. All notices, requests, demands, directions and other communications ("Notices") provided for in this Agreement shall be in writing and shall be mailed or delivered personally or sent by telecopier or facsimile to the applicable party at the address of such party set forth below in this
Section 13. When mailed, each such Notice shall be sent by first class, certified mail, return receipt requested, enclosed in a postage prepaid wrapper, and shall be effective on the third business day after it has been deposited in the mail. When delivered personally, each such Notice shall be effective when delivered to the address for the respective party set forth in this Section 13. When sent by telecopier or facsimile, each such Notice shall be effective on the first business day on which or after which it is sent.
Each such Notice shall be addressed to the party to be notified as shown below:

     EMCEE:              EMCEE Broadcast Products, Inc.
                         Susquehanna Street Extension
                         P.O. Box 68
                         White Haven, Pennsylvania  18661
                         Attention:  James L. DeStefano, President
                         Facsimile No. (570) 443-9257

     with copies to:     Robert S. Sensky, Esq.
                         Laputka, Bayless, Ecker & Cohn, P.C.
                         Sixth Floor, 2 East Broad Street
                         Hazelton, Pennsylvania  18201
                         Facsimile:  (570) 459-0729


     CopperGlass:        CopperGlass Optical Solutions, Inc.
                         1400 Winsted Drive
                         Fallston, Maryland  21047
                         Attention:  Alan W. Baldwin
                                     Chief Executive Officer
                         Facsimile No. (410) 339-7928

     with copies to:     Alan L. Talesnick, Esq.
                         Patton Boggs, LLP
                         1660 Lincoln St., Suite 1900
                         Denver, CO  80264
                         Facsimile:  (303) 894-9239

          Either party may change its respective address for purposes of this Section 13 by giving the other party Notice of the new address in the manner set forth above.

     14. General Provisions. This instrument (a) contains the entire agreement between the Parties, (b) may not be amended nor may any rights hereunder be waived except by an instrument in writing signed by the party sought to be charged with such amendment or waiver, (c) shall be construed in accordance with, and governed by, the laws of Delaware, and (d) shall be binding upon and shall inure to the benefit of the parties and their respective personal representatives and assigns, except as above set forth below. Each party shall pay the fees and expenses of its advisers, counsel, accountants and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement.

          All pronouns contained herein and any variations thereof shall be deemed to refer to the masculine, feminine or neuter, singular or plural as the identity of the parties hereto may require.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              EMCEE:

                              EMCEE BROADCAST PRODUCTS, INC.



                              By:/s/ James L. DeStefano
                              Name:     James L. DeStefano
                              Title:    President

                              COPPERGLASS:

                              COPPERGLASS OPTICAL SOLUTIONS, INC.


                              By:/s/ Alan W. Baldwin
                              Name:     Alan W. Baldwin
                              Title:    Chief Executive Officer



                           EXHIBIT A
   (To EMCEE Broadcast Products, Inc. Stock Option Agreement)


                 EMCEE BROADCAST PRODUCTS, INC.

           NOTICE AND AGREEMENT OF EXERCISE OF OPTION

     CopperGlass Optical Solutions, Inc. ("CopperGlass") hereby exercises
CopperGlass' EMCEE Broadcast Products, Inc. Stock Option dated effective as of
this date       ,     with respect to      shares of the $.01-2/3 par value
Common Stock (the "Option Shares") of EMCEE Broadcast Products, Inc. (the
"EMCEE").

     Enclosed is the payment per Paragraph 2 of the Agreement.

     CopperGlass understands that no Option Shares will be issued unless and until, in the opinion of EMCEE, any applicable registration requirements of the Securities Act of 1933, as amended, any applicable listing requirements of any securities exchange on which stock of the same class is then listed, and any other requirements of law or any regulatory bodies having jurisdiction over such issuance and delivery, shall have been fully complied with or exemptions therefrom have been fully complied with. CopperGlass hereby acknowledges, represents, warrants and agrees, to and with EMCEE as follows:

         a. The Option Shares CopperGlass is purchasing are being acquired for its own account for investment purposed only and with no view to their distribution of any kind, and no other person will own any interest therein.

          b. CopperGlass will not sell or dispose of its Option Shares in violation of the Securities Act Of 1933, as amended, or any other applicable federal or state securities laws.

          c. CopperGlass agrees that, if sale of the Option Shares are not subject to an effective registration statement under the Securities Act of 1933, as amended, EMCEE may, without liability for its good faith actions, place legend restrictions upon CopperGlass' Option Shares and issue "stop transfer" instructions requiring compliance with applicable securities laws and the terms of the Option.

     The number of Option Shares specified above are to be issued in the name or names set forth below.

                                   COPPERGLASS:

                                   CopperGlass Optical Solutions, Inc.


                                   By:
                                        Signature



                                   Printed Name and Title



                            EXHBIT B

   (To EMCEE Broadcast Products, Inc. Stock Option Agreement)

CopperGlass Optical Solutions List of Shareholder Allocations for EMCEE Shares

                                                            Number of
 Name                              Shares    Percentage     ECIN shares
-----------------------------------------------------------------------------

MDJ Telecom Group, L.P.            1,540,000      9.74%          58,442
Delaware

MDJ Telecom Group, L.P.              200,000      1.26%           7,590
Delaware

Neolina Lopatkina                    100,000      0.63%           3,795
Russia

Nathanson Telecom Partners,L.P.    1,540,000      9.74%          58,442
New York

Ogham Holdings LP                  1,540,000      9.74%          58,442
Delaware

RA Holdings LLC                      400,000      2.53%          15,180
Delaware

Raskin Telecom Partners,L.P.       1,200,000      7.59%          45,540
Delaware

Jerry Silva                          200,000      1.26%           7,590
New York

Wood Capital Associates LTD.         100,000      0.63%           3,795
Bahamas

Andrew B. Worden Retirement Plan     114,340      0.72%           4,339
New York

CBP Telecom LP                     2,000,000      12.65%         75,899
Delaware

Saul Cohen                           100,000      0.63%           3,795
New York

Tisha Joyce Collette                  50,000      0.32%           1,897
New York

Alvin H. Einbender Revocable Trust   100,000      0.63%           3,795
New York

Epinal Corporation, Ltd.           1,540,000      9.74%          58,442
Tortola Islands

Olga Filippova                        95,000      0.60%           3,605
New York

Shelley Johnson                       50,000      0.32%           1,897
New York


Kantor Telecom Partners,L.P.         600,000       3.79%          22,770
Delaware

Chung Hoon Lee                       350,000        2.21%         13,282
New York

Alan W. Baldwin                    2,361,538      14.94%          89,620
Maryland

                                                               Number of
Name                           Shares       Percentage       ECIN shares
---------------------------------------------------------------------------

Barron Ventures LLC                1,279,538       8.09%          48,558
Delaware

Salvatore T. DiMascio                250,000       1.58%           9,487
California

Randall P. Marx                      100,000       0.63%           3,795
Colorado
                                   ---------       ----           ------

                                   15,810,416    100.00%         600,000



                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(a)

Organization and Qualification:

EMCEE BROADCAST PRODUCTS, INC. TIN 13-1926296  Date of Incorporation 5/23/60
     a Delaware Corporation
Directors:                     Officers:
James L. DeStefano             James L. DeStefano - President/CEO
Michael J. Leib                Robert G. Nash - Vice President
Evagelia Rogiokos              John Saul - Vice President
Richard J. Nardone             Martin D. Cohn - Secretary
Robert D. Hostetler            Sharon L. Barry - Assistant Secretary
Timothy P. Hulick              Robert S. Sensky - Assistant Secretary

EMCEE CELLULAR, INC.     TIN 51-0337303  Date of Incorporation 10/14/91
     a Delaware Corporation
Directors:                    Officers:
Gilbert Warren                John Saul - President
Kerry M. Turner               Gilbert Warren - Vice President
John Saul                     Kerry M. Turner - Vice President
                              Robert S. Sensky - Secretary/Treasurer
                              Sharon L. Barry - Assistant Secretary

R.F. SYSTEMS, INC.      TIN 23-2819655      Date of Incorporation 5/23/95
     a Delaware Corporation
Directors:                    Officers:
James L. DeStefano            James L. DeStefano - President
                              John Saul - VP/Systems Engineering
                              Robert Nash - VP/Engineering
                              Robert S. Sensky - Secretary
                              Kay E. Krull - Assistant Secretary

R.F. INTERNET SYSTEMS, INC.  TIN 88-0380566      Date of Incorporation 4/24/97
      a Nevada Corporation
Directors:                    Officers:
John Saul                     John Saul - President
James L. DeStefano            James L. DeStefano- Vice President
Kerry M. Turner               Kerry M. Turner - Vice President
                              Robert S. Sensky - Secretary/Treasurer
                              Kay E. Krull - Assistant Secretary

ADVANCED BROADCAST SYSTEMS, INC. TIN 51-0398482  Date of Incorporation 4/27/00
    a Delaware Corporation
Directors:                    Officers:
Donald E. Adams               Donald E. Adams - President
James L. DeStefano            James L. DeStefano - Vice President
John Saul                     Robert S. Sensky - Secretary/Treasurer

EMCEE BROADCAST PRODUCTS (CHENGDU)COMPANY, LTD.   (P.R. of China)
Date of Incorporation 3/8/98     (25% owned by EMCEE)



05/31/2001


                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(c)
Capitalization

                              Par Value         SHARES          Authorized
                              Per Share   Authorized   Issued   but unissued
                              ----------------------------------------------

EMCEE Broadcast Products, Inc. $ .01-2/3  9,000,000  4,406,361(1)  4,593,639
Subsidiaries:
EMCEE Cellular, Inc.               $1.00        1,000         1,000       -0-
RF Systems, Inc.                   $1.00       10,000         1,000     9,000
RF Internet Systems, Inc.          $1.00       10,000         1,000     9,000
Advanced Broadcast Systems, Inc.   $1.00        1,000           100       900

(1)This figure includes 396,067 shares currently held as treasury stock.


Outstanding Options

A.   A total of 10,000 shares is available for purchase to a total of twelve
     (12)current middle-management employees (shown below) through stock option agreements dated November 18, 1996. These options, which expires in November, 2001, are available at an option price of $6.16/shares.

Optionee/Title                     # of Shares Available for Purchase
----------------------------------------------------------------------
S. Barry, Corp. Asst. Sec'y                       1,000
W. Behret, Systems Engineer                         500
B. Hvizda, Purchasing Mgr.                          500
J. Jarick, Director of R & D                      1,000
M. Krull, Q.C. Mgr.                               1,000
S. Mecir, Inventory Control                       1,000
M. Papciak, Test Mgr.                             1,000
K. Regula, Dir of Production                        500
M. Sedor, Engineering Lab Mgr                     1,000
N. Seibel, Personnel Mgr.                         1,000
R. Schrieber, MIS Manager                         1,000
C. Tokash, Drafting Mgr.                            500
                                                  -----
                                        Total    10,000

B. A total of 89,400 shares are available for purchase to the Company's officers and directors through stock option agreements dated November 18, 1996. These options, which expire November, 2001, are available at an option price of $6.16/share.

Optionee                           # of Shares Available for Purchase
-----------------------------------------------------------------------------
J. DeStefano                                    20,000
M. Leib                                          9,800
R. Nardone                                       9,800
E. Rogiokos                                      9,800
A. Harding                                      10,000
R. Nash                                         10,000
P. Spooner                                      10,000
J. Saul                                         10,000
                                                ------
                                        Total   89,400



                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(e)



No Conflicts

None.











                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(f)



Consents and Approvals

None required.





                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(g)



Litigation: Proceedings

Potential NASDAQ de-listing (see NASDAQ letter).


NASDAQ
By Facsimile and First Class Mail

April 26, 2001

Mr. James L. DeStefano
Chief Executive Officer
EMCEE Broadcast Products, Inc.
P.O. Box 68
Susquehanna Street Extension West
White Haven, PA 18661-0068

Re: EMCEE Broadcast Products, Inc. (the "Company")

Dear Mr. DeStefano:

The Company's common stock has failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the last 30 consecutive trading days as required by the Nasdaq National Market under Marketplace Rule 4450(a)(2)
(the "Rule").1 Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company will be provided 90 calendar days, or until July 25, 2001, to regain compliance with this Rule.

If at anytime before July 25, 2001, the MVPF of the Company's common stock is at least $5,000,000 for a minimum of 10 consecutive trading days, Staff will determine if the Company complies with the Rule.2 However, if the Company is unable to demonstrate compliance with the Rule on or before July 25, 2001, or has not submitted an application to transfer to The Nasdaq SmallCap Market as described below, Staff will provide the Company with written notification that its securities will be delisted. At that time, the Company may appeal Staff's decision to a Nasdaq Listing Qualifications Panel.

The Company also may want to consider applying to list its securities on The
Nasdaq SmallCap Market if it satisfies the requirements for continued listing on that market, which are outlined on the attached chart. The receipt of the application and applicable listing fees by July 25, 2001 will stay the delisting until a final determination regarding the application is made.

If you have any questions relating to the compliance issues discussed above, please contact Tony J.
Lawrence, Senior Analyst at (301) 978-8043.

Sincerely,


Timothy J. Malinowski
Associate Director
Nasdaq Listing Qualifications

1 The Company also does not meet the continued listing requirements under Maintenance Standard 2.
See attached chart.
2 The 90 day period relates exclusively to the MVPF deficiency. The Company may be delisted during the 90 day period for failure to maintain compliance with any other listing requirement for which it is currently on notice or which occurs during the period.


The Nasdaq Stock Market, Inc., an NASD Company9801 Washingtonian Blvd.,
Gaithersburg, MD 20878


                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(h)

Default or Violation

None required




                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(j)


Title to Properties and Assets: Liens

All assets of the company's assets are held as collateral security by First
Federal Bank for a $2,000,000 loan.





                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(l)


Absence of Material Changes

Effective as of June 1, 2001, Allan Harding, Vice President Finance, has retired.




                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(o)

Intellectual Property

All of EMCEE Broadcast Products, Inc.'s intellectual property is owned by EMCEE
Cellular, Inc. EMCEE Broadcast Products, Inc. has the right to use the intellectual property pursuant to an agreement.




                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(p)


Material Contracts and Commitments

The following are "material" commitments (through signed purchase orders with specific vendors) that have been entered into by EMCEE Broadcast Products, Inc. It is anticipated that all of these purchase orders will be filled within a six-month time period. For purposes of this Agreement, only commitments in excess of $50,000 are listed:


Supplier                                Value of Purchase Order(s)
------------------------------------------------------------------


Dielectric Communications (2 purchase orders)          $181,172


Marconi Applied Technologies (2 purchase orders)       $153,125


Micro Communications, Inc.                             $90,442


NWL Transformers (4 purchase orders)                   $64,975






                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(u)


Insurance

     Certificates of Insurance omitted.





                 EMCEE BROADCAST PRODUCTS, INC.

                     STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT (the "Agreement") is made and entered into, effective as of June 13, 2001, by and between EMCEE Broadcast Products, Inc., a Delaware corporation ("EMCEE"), and Quaker Capital Partners I, L.P., a
Delaware corporation Quaker Capital Partners I, L.P.", a Delaware partnership.

WITNESSETH:

     WHEREAS, EMCEE desires to issue to Quaker Capital Partners I, L.P. an option to purchase shares of the common stock of EMCEE (the "Common Stock"), said option to be for the number of shares, at the price per share and on the terms set forth in this Agreement;

     WHEREAS, the par value of the Common Stock is one and two-thirds cents
($.01-2/3); and

     WHERAS, Quaker Capital Partners I, L.P. desires to purchase an option on the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1.   Grant of Option.  EMCEE hereby grants to Quaker Capital Partners
I, L.P. the right and option (the "Options") to purchase all or any part of an aggregate of 200,000 shares of the authorized and unissued Common Stock of EMCEE (the "Option Shares") pursuant to the terms and conditions set forth in this Agreement.

     2. Exercise Price. At any time when shares of Common Stock are to be purchased pursuant to exercise of the Options, the purchase price for each Option Share shall be $.75 (the "Exercise Price"), subject to adjustment as provided in this Agreement.

     3. Exercise Period. The period for the exercise of the Options shall commence on the date of this Agreement and shall terminate at 5:00 p.m., Philadelphia PA time, on the 183rd (one hundred eighty-third) day after the date of this Agreement.

     4.   Exercise Of Options.

          (a)  The Options may be exercised by Quaker Capital Partners I,
L.P. in whole or in part by delivering to the Treasurer of EMCEE (i) a Notice
And Agreement Of Exercise Of Options, substantially in the form attached hereto as Exhibit A and made a part of this Agreement, specifying the number of Option Shares with respect to which the Options are to be exercised, and
(ii) full payment of the Exercise Price for such shares.

          (b)  Promptly upon receipt of the Notice Of Agreement And
Exercise Of Options and the full payment of the Exercise Price, EMCEE shall deliver to Quaker Capital Partners I, L.P. a properly executed certificate or certificates representing the Option Shares being purchased.


     5.   Call Right.

(a)  Quaker Capital Partners I, L.P. hereby grants to EMCEE  the right (the
"Call Right") to require Quaker Capital Partners I, L.P. to exercise all the unexercised Options.

(b) The period for exercise of the Call Right shall commence on the date of receipt by EMCEE of debt financing from First Federal Bank (the "First Federal
Financing") in a gross amount not less than $2,000,000 and with a maturity date of not less than two years and shall terminate seven business days thereafter or June 30, 2001, whichever occurs first.

(c) The Call Right may be exercised by EMCEE in whole or in part by delivering to the President of Quaker Capital Management Corp., GP of Quaker
Premier L.P., GP of Quaker Capital Partners I, L.P. of a written notice (the
"Call Right Notice") of EMCEE's desire to exercise the Call Right together with (i) a copy of the executed loan agreement for the loan from First Federal
Bank described in subparagraph 5(b) above; (ii) reasonably appropriate documentation evidencing receipt by EMCEE of the net proceeds from the First
Federal Financing; and (iii) evidence of payment of EMCEE's previously outstanding bank loan in the approximate amount of $1.1 million.

(d)  Within seven business days following receipt by Quaker Capital Partners
I, L.P. of the Call Right Notice, Quaker Capital Partners I, L.P. shall exercise the number of Options set forth in the Call Right Notice in accordance with the terms and conditions of Section 4 of this Agreement.

6    Representations And Warranties Of EMCEE.  As of the date of this
Agreement and upon each exercise of the Options hereunder, EMCEE represents and warrants to Quaker Capital Partners I, L.P. as follows:

(a) Organization and Qualification. EMCEE is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. EMCEE has no subsidiaries other than as set forth in Schedule 7(a) (collectively, the "Subsidiaries"). Each of the Subsidiaries is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the full corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Each of EMCEE and the Subsidiaries is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not reasonably be expected to have, individually or in the aggregate, a material adverse effect on (a) the results of operations, assets, prospects, or financial condition of EMCEE and the Subsidiaries, or (b) Quaker Capital
Partners I, L.P.' rights under this Agreement (a "Material Adverse Effect").

(b) Authorization; Enforcement. EMCEE has the requisite corporate power and authority to enter into and to consummate the transactions contemplated under this Agreement and otherwise to carry out its obligations hereunder. The execution and delivery of this Agreement by EMCEE and the consummation by it of the transactions contemplated under this Agreement have been duly authorized by all necessary action on the part of EMCEE. This Agreement has been duly executed and delivered by EMCEE and constitutes the valid and binding obligation of EMCEE enforceable against EMCEE in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

(c) Capitalization. The authorized, issued and outstanding capital stock of EMCEE and each of the Subsidiaries is set forth in Schedule 7(c). No shares of Common Stock are entitled to preemptive or similar rights. Except as specifically disclosed in Schedule 7(c), there are no outstanding options, warrants, script rights to subscribe to, calls or commitments of any character whatsoever relating to, or, except as a result of the purchase and sale of the Options hereunder, securities, rights or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire any shares of Common Stock, or contracts, commitments, understandings, or arrangements by which EMCEE or any Subsidiary is or may become bound to issue additional shares of Common Stock, or securities or rights convertible or exchangeable into shares of Common Stock. Neither EMCEE nor any Subsidiary is in violation of any of the provisions of its respective certificate of incorporation, bylaws or other charter documents.

(d) Issuance of Options. The Options have been duly and validly authorized for issuance, offer and sale pursuant to this Agreement and, when issued and delivered as provided hereunder against payment in accordance with the terms hereof, shall be valid and binding obligations of EMCEE enforceable in accordance with their terms. EMCEE has, and at all times while the Options are outstanding will, maintain an adequate reserve of shares of Common Stock to enable it to perform its obligations under this Agreement and the Options.
When issued in accordance with the terms hereof, the Option Shares will be duly authorized, validly issued, fully paid and nonassessable.

(e)  No Conflicts   The execution, delivery and performance of this
Agreement by EMCEE and the consummation by EMCEE of the transactions contemplated hereby do not and will not (i) conflict with or violate any provision of its certificate of incorporation or bylaws, or (ii) subject to obtaining the consents set forth in Schedule 7(e), conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which EMCEE is a party, or (iii) result in a violation of any law, rule, regulation, order, judgment, injunction, decree or other restriction of any court or governmental authority to which EMCEE is subject
(including federal and state securities laws and regulations), or by which any property or asset of EMCEE is bound or affected.  The business of EMCEE is not being conducted in violation of any law, ordinance or regulation of any governmental authority.

(f)  Consents and Approvals.  Except as specifically set forth in Schedule
7(f), neither EMCEE nor any Subsidiary is required to obtain any consent, waiver, authorization or order of, or make any filing or registration with, any court or other federal, state, local or other governmental authority or other person in connection with the execution, delivery and performance by EMCEE of this Agreement, other than the filing of the Registration Statement
(as defined in Section 9(a) below) with the Commission and the making of the applicable blue-sky filings under state securities laws (collectively, the "Required Approvals").

(g)  Litigation; Proceedings.  Except as specifically disclosed in Schedule
7(g), there is no action, suit, notice of violation, proceeding or investigation pending or, to the best knowledge of EMCEE, threatened against or affecting EMCEE or any of its Subsidiaries or any of their respective properties before or by any court, governmental or administrative agency or regulatory authority (federal, state, county, local or foreign) which (i) relates to or challenges the legality, validity or enforceability of this Agreement or the issuance of the Options or the Option Shares, (ii) could, individually or in the aggregate, have a Material Adverse Effect, or (iii) could, individually or in the aggregate, materially impair the ability of EMCEE to perform fully on a timely basis its obligations under this Agreement.

(h)  No Default or Violation.  Except as set forth on Schedule 7(h), neither
EMCEE nor any Subsidiary is (i) in default under or in violation of any indenture, loan or credit agreement or any other agreement or instrument to which it is a party or by which it or any of its properties is bound, except such conflicts or defaults as do not have a Material Adverse Effect, (ii) in violation of any order of any court, arbitrator or governmental body, except for such violations as do not have a Material Adverse Effect, or (iii) in violation of any statute, rule or regulation of any governmental authority which could (individually or in the aggregate) (x) adversely affect the legality, validity or enforceability of this Agreement, (y) have a Material
Adverse Effect or (z) adversely impair EMCEE's ability or obligation to perform fully on a timely basis its obligations under this Agreement.

(i) Certain Fees. No fees or commission will be payable by EMCEE to any investment banker or bank with respect to the consummation of the transactions contemplated under this Agreement.

(j) Title To Properties And Assets; Liens. EMCEE has good and valid title to its properties and assets, and has good title to all its leasehold interests, in each case subject to no lien or other encumbrance, other than as set forth on Schedule 7(j) and the lien for current taxes not yet due and payable.

(k) Financial Statements. EMCEE has delivered to the Purchaser a copy of its Form 10-KSB for the fiscal year ended March 31, 2000, and its Form 10-QSB for the nine months ended December 31, 2000 (collectively, the "SEC
Documents").  The financial statements of EMCEE included in the SEC Documents
(collectively, the "Financial Statements") have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except as may be indicated therein or in the notes thereto) and fairly present the consolidated financial position of EMCEE and its consolidated Subsidiaries as at the dates thereof and the consolidated results of their operations and statements of cash flows for the periods then ended. There is no liability or obligation of any kind, whether accrued, absolute, fixed or contingent, of EMCEE or any Subsidiary of EMCEE which is required by generally accepted accounting principles to be reflected or reserved against or otherwise disclosed in the Financial Statements which is not so reflected or reserved against that individually or in the aggregate would have a Material Adverse Effect on EMCEE.

(l) Absence Of Material Changes. Except as set forth on Schedule 7(l), since January 1, 2001, there has not been:

(i) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the assets, properties, financial condition, operating results, or business of EMCEE;

(ii) any waiver by EMCEE of a valuable right or of a material debt owed to it;

(iii) any material change or amendment to a material contract or arrangement by which EMCEE or any of its assets or properties is bound or subject, except for changes or amendments which are expressly provided for or disclosed in this Agreement;

(iv) any loans or guarantees made by EMCEE to or for the benefit of its employees, officers or directors, or any members of their immediate families, other than travel advances or other advances made in the ordinary course of business;

(v) any declaration, setting aside of payment or other distribution in respect of any of EMCEE's capital stock, or any direct or indirect redemption, purchase or other acquisition of any such stock by EMCEE;

(vi) except for the loan from First Federal Bank, any incurrence of indebtedness for money borrowed individually in excess of $50,000 or in excess of $100,000 in the aggregate;

(vii) any material change in any compensation arrangement or agreement with any employee;

(viii) any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets;

(ix) any resignation or termination of employment of any key officer of EMCEE; or

(x) any other event or condition or any character which would be reasonably likely to materially and adversely affect the assets, properties, financial condition, operating results or business of EMCEE.

(m)  SEC Filings.

(i) EMCEE has filed all reports, filings, registration statements and other documents required to be filed by it with the Commission since January 1, 1997
(the "SEC Filings"). No Subsidiary is required to file any form, report, registration statement or prospectus or other document with the Commission.

(ii) As of their respective filing dates, each SEC Filing complied as to form in all material respects with the applicable requirements of the Securities
Act of 1933, as amended (the "Securities Act") and/or the Securities Exchange
Act of 1934, as amended (the "Exchange Act"), as the case may be.

(iii) No SEC Filing filed pursuant to the Exchange Act contained, as of its filing date, any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading. No
SEC Filing, as amended or supplemented, if applicable, filed pursuant to the Securities Act contained, as of the date such document or amendment became effective, any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein not misleading.

(n) Taxes. EMCEE has timely filed all tax returns and reports when and as required by law and has never been audited by any state or federal taxing authority. All tax returns and reports of EMCEE, if applicable, are true and correct in all material respects.

(o) Intellectual Property. EMCEE owns or has the right to use, free and clear of all liens or other encumbrances, all patents, trademarks, service marks, trade names, copyrights, licenses and other rights necessary to its business as now conducted, and is not, to the best of its knowledge, infringing upon or otherwise acting adversely to the right or claimed right of any person under or with respect to any of the foregoing. Except as set forth on Schedule 7(o), there are no outstanding options, licenses, or agreements of any kind relating to the foregoing, nor is EMCEE bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes of any other person or entity.
EMCEE has not received any written communications alleging that EMCEE has violated or, by conducting its business as proposed, would violate any patent, trademark, service mark, trade name, copyright or trade secret or other proprietary right of any other person or entity. EMCEE is not aware that any of its employees is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with the use of such employee's best efforts to promote the interests of EMCEE or that would conflict with EMCEE's business as proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of EMCEE's business by the employees of EMCEE, nor the conduct of EMCEE's business as proposed, will, to EMCEE's knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any contract, covenant or instrument under which any of such employees is now obligated. EMCEE does not believe it is or will be necessary to utilize any inventions of any of its employees (or people it currently intends to hire) made prior to their employment by EMCEE.

(p) Material Contracts And Commitments. Schedule 7(p) sets forth a list of all "material" agreements, contracts, indebtedness, liabilities and other obligations known to EMCEE to which EMCEE is a party or by which EMCEE is bound or subject. For purposes of this Section 7(p), a "material" contract means any agreement (a) not cancelable on thirty (30) days or less notice without further obligation thereunder or (b) which involves a total liability to EMCEE of $50,000 or more. True and complete copies of such material agreements and obligations, if extant, have been delivered to Quaker Capital
Partners I, L.P. by EMCEE. Except as set forth on Schedule 7(p), all of the contracts and other agreements listed on Schedule 7(p) are valid and binding upon EMCEE in accordance with their terms, and neither EMCEE nor, to the knowledge of EMCEE, any other party is in default or otherwise in breach of its obligations, nor has EMCEE received or sent notice of default or of any unresolved claim, under any such contracts or other agreements.

(q) Employees. To the best of EMCEE's knowledge, no employee of EMCEE is in violation of any term of any employment contract, patent disclosure agreement or any other contract or agreement relating to the relationship of any such employee with EMCEE or any other party because of the nature of the business conducted or to be conducted by EMCEE. EMCEE does not have any collective bargaining agreements covering any of its employees.

(r) Registration Rights. Except as set forth in this Agreement, EMCEE is not currently under any obligation to register under the Securities Act any of its presently outstanding securities or any of its securities which may hereafter be issued.

(s) Permits. EMCEE has all franchises, permits, licenses, and any similar authority necessary for the conduct of its business as now being conducted by it, the lack of which could materially and adversely affect the business, properties or financial condition of EMCEE, and believes it can obtain without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted. EMCEE is not in default in any material respect under any of such franchises, permits, licenses or other similar authority.


(t) Environmental And Safety Laws. To the best of EMCEE's knowledge, EMCEE is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety and, to the best of EMCEE's knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation.

(u)  Insurance.  EMCEE maintains the insurance coverage as described on
Schedule 7(u). Such policies and the amount of coverage and the risks insured are, in the aggregate, sufficient to protect EMCEE against perils which good business practices demand be insured against or which are normally insured against by other industry members similarly situated, and will remain in full force and effect after the date of this Agreement.

(v) Disclosure. No representation, warranty or statement by the EMCEE in this Agreement, or in any written statement or certificate furnished to Quaker
Capital Partners I, L.P. pursuant to this Agreement, contains any untrue statement of a material fact or, when taken together, omits to state a material fact necessary to make the statements made herein, in light of the circumstances under which they were made, not misleading.

7. Representation And Warranties Of Quaker Capital Partners I, L.P.. As of the date of this Agreement and upon each exercise of the Options, Quaker
Capital Partners I, L.P. represents and warrants to EMCEE as follows:

(a) Organization and Qualification. Quaker Capital Partners I, L.P. is a partnership, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Quaker Capital Partners I, L.P.
has no subsidiaries. Quaker Capital Partners I, L.P. is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

(b) Authorization; Enforcement. Quaker Capital Partners I, L.P. has the requisite corporate power and authority to enter into and to consummate the transactions contemplated under this Agreement and otherwise to carry out its obligations hereunder. The execution and delivery of this Agreement by Quaker
Capital Partners I, L.P. have been, and as of the Closing the consummation by it of the transactions contemplated under this Agreement will have been, duly authorized by all necessary action on the part of Quaker Capital Partners I, L.P.. This Agreement has been duly executed and delivered by Quaker Capital
Partners I, L.P. and constitutes the valid and binding obligation of Quaker
Capital Partners I, L.P. enforceable against Quaker Capital Partners I, L.P.
in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

(c)  Consents and Approvals.  Except as specifically set forth in the
Schedule 8(c), neither Quaker Capital Partners I, L.P. nor any Subsidiary is required to obtain any consent, waiver, authorization or order of, or make any filing or registration with, any court or other federal, state, local or other governmental authority or other person in connection with the execution, delivery and performance by Quaker Capital Partners I, L.P. of this Agreement.


(e)  Certain Fees.  No fees or commission will be payable by Quaker Capital
Partners I, L.P. to any investment banker or bank with respect to the consummation of the transactions contemplated under this Agreement.

          (f)  Securities Law Matters.

(i) Quaker Capital Partners I, L.P. is acquiring the Option Shares for investment purposes only and the Option Shares that Quaker Capital Partners I, L.P. is acquiring will be held by Quaker Capital Partners I, L.P. without sale, transfer or other disposition, other than required by the Securities
Act, and/or unless the transfer of those securities is subsequently registered under the federal securities laws or unless an exemption from registration is available.

(ii) Quaker Capital Partners I, L.P.' overall commitment to investments that are not readily marketable is not disproportionate to Quaker Capital Partners
I, L.P.' net worth and Quaker Capital Partners I, L.P.' investment in the
Option Shares will not cause such overall commitments to become excessive.

     (iii) Quaker Capital Partners I, L.P.' financial condition is such that
Quaker Capital Partners I, L.P. is under no present or contemplated future need to dispose of any portion of the Option Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

     (iv) Quaker Capital Partners I, L.P. has sufficient knowledge and experience in business and financial matters to evaluate, and Quaker Capital
Partners I, L.P. has evaluated, the merits and risks of any investment in the Option Shares.

     (v)  The address set forth in Section 13 of this Agreement is Quaker
Capital Partners I, L.P.' true and correct residence, and Quaker Capital
Partners I, L.P. has no present intention of becoming a resident of any other state or jurisdiction.

     (vi) Quaker Capital Partners I, L.P. confirms receiving and reviewing the SEC Documents.

     (vii) Quaker Capital Partners I, L.P. has had the opportunity to ask questions of, and has received the answers from, EMCEE concerning the terms of the investment in the Option Shares.

     (viii) Quaker Capital Partners I, L.P. understands that no federal or state agency has made any finding or determination as to the fairness of this investment or any recommendation of the sale of the Option Shares.

     (ix) Quaker Capital Partners I, L.P. acknowledges and is aware of the following:

     (A) The Option Shares constitute a speculative investment and involve a high degree of risk of loss by Quaker Capital Partners I, L.P. of Quaker
Capital Partners I, L.P.' total investment in the Option Shares.

     (B) There are substantial restrictions on the transferability of the Option Shares. The Option Shares cannot be transferred, pledged, hypothecated, sold or otherwise disposed of unless the disposition of the Option Shares is registered under the Securities Act or an exemption from such registration is available; there is no right of presentment of the Option
Shares and there is no obligation by EMCEE to repurchase any of the Option
Shares; and, accordingly, Quaker Capital Partners I, L.P. may have to hold the Option Shares indefinitely and it may not be possible for Quaker Capital
Partners I, L.P. to liquidate Quaker Capital Partners I, L.P.' investment in
EMCEE.

     (C) If sales of the Option Shares are not subject to an effective registration statement under the Securities Act, each certificate issued representing the Option Shares may be imprinted with a legend that sets forth a description of the restrictions on transferability of those securities.

     8.   Other Agreements.

(a) Registration Rights.
(i) Within 60 days following the date of this Agreement, EMCEE will file with the Commission a registration statement on Form S-3 or such other available form (the "Registration Statement") under the Securities Act covering the transfers of (A) the Options by Quaker Capital Partners I, L.P.
to its stockholders, and (B) the Option Shares by Quaker Capital Partners I,
L.P. to its stockholders and the subsequent transfers of the Option Shares by these stockholders. EMCEE will take all actions necessary to cause the Registration Statement to become effective with the Commission as soon as possible after its filing but in no event later than 150 days from the date of filing the Registration Statement. Until the Registration Statement is declared effective by the Commission, EMCEE agrees that it will not allow any other registration statement to become effective with the Commission with respect to any of EMCEE's securities issued, offered or sold after the date of this Agreement (other than for securities issued in connection with EMCEE's stock option plan). When the Registration Statement is declared effective, EMCEE shall promptly deliver to Quaker Capital Partners I, L.P. and/or its assigns (1) a certificate signed by the Chief Executive Officer or President of EMCEE that the Registration Statement is effective and, to his knowledge, no stop order with respect to the Registration Statement has been issued and no proceedings therefor have been instituted; (2) such number of copies of the Registration Statement and (from time to time) of each amendment and supplement thereto, and such number of copies of the prospectus (including, from time to time, any supplemental or amended prospectus) included in such Registration Statement as are reasonably requested by Quaker Capital Partners
I, L.P., (3) such other related documents as Quaker Capital Partners I, L.P.
and/or its assigns may reasonably request in writing in order to facilitate the disposition of the Option Shares, (4) the contact information for EMCEE's transfer agent and registrar of the Common Stock and (5) a CUSIP number for the Common Stock.

     (ii) Quaker Capital Partners I, L.P. shall provide EMCEE and/or its assigns in writing with such information as EMCEE reasonably may require from Quaker Capital Partners I, L.P. and/or its assigns for inclusion in the Registration Statement. Such information shall be provided to EMCEE in writing within 10 days after the request for that information by EMCEE.

     (iii) All registration expenses incurred by EMCEE in connection with any registration, qualification or compliance pursuant to this Section 9(a), including reasonable printing expenses, fees and disbursements of EMCEE's counsel, and registration and filing fees relating to the sale of the Option
Shares to be registered on behalf of Quaker Capital Partners I, L.P. or its assigns pursuant to this Section 9(a), shall be borne by EMCEE. All selling expenses, including commissions, allocable to the sale of the Option Shares registered on behalf of Quaker Capital Partners I, L.P. and/or its assigns and all costs of Quaker Capital Partners I, L.P.' legal counsel and other advisors shall be borne by Quaker Capital Partners I, L.P..


     (iv) In the case of a registration, qualification or compliance effected by EMCEE on behalf of Quaker Capital Partners I, L.P. or its assigns pursuant to this Section 9(a), EMCEE shall keep Quaker Capital Partners I,
L.P. and/or its assigns advised in writing as to the initiation of such registration, qualification, and compliance and as to the completion thereof.
At its expense, EMCEE will keep such registration, qualification or compliance effective until the earlier to occur of the time that Quaker Capital Partners
I, L.P. and/or its assigns has completed the distribution described in the Registration Statement relating thereto or the time Quaker Capital Partners I,
L.P. or its assigns is entitled to the removal of the restrictive legend from the certificates representing the Option Shares pursuant to an exemption from the Securities Act.

     (v) In the case of a registration, qualification or compliance effected by EMCEE on behalf of Quaker Capital Partners I, L.P. and/or its assigns pursuant to this Section 9(a), EMCEE shall take all actions necessary to register and qualify the securities covered by such Registration Statement under such other securities or blue sky laws of such jurisdictions within the United States as Quaker Capital Partners I, L.P. may reasonably request that allow registration by coordination and to do any and all other acts and things which may be necessary or advisable to enable Quaker Capital Partners I, L.P.
and/or its assigns to complete such proposed sale or other distribution by Quaker Capital Partners I, L.P. and/or its assigns of Option Shares in any such jurisdiction.

     (vi) EMCEE shall prepare and file with the Commission such amendments and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all the Option Shares; shall furnish to Quaker Capital Partners I, L.P. and/or its assigns such number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents (including, without limitation, prospectus amendments and supplements as are prepared by EMCEE) as Quaker Capital Partners I, L.P. and/or its assigns may reasonably request in order to facilitate the disposition of the Option Shares; shall notify Quaker Capital Partners I, L.P. and/or its assigns, at any time when a prospectus relating to the Registration Statement is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in or relating to the Registration Statement contains an untrue statement of a material fact or omits any fact necessary to make the statements therein not misleading; and, thereafter, EMCEE will promptly prepare (and, when completed, give notice to Quaker Capital Partners I, L.P.
and/or its assigns) a supplement or amendment to such prospectus so that, as thereafter delivered to Quaker Capital Partners I, L.P. and/or its assigns of such Option Shares, such prospectus will not contain an untrue statement of a material fact or omit to state any fact necessary to make the statements therein not misleading; provided that upon such notification by EMCEE (a
"Blackout Notice"), Quaker Capital Partners I, L.P. and/or its assigns will not offer or sell Option Shares under the Registration Statement until EMCEE has notified Quaker Capital Partners I, L.P. that it has prepared a supplement or amendment to such prospectus and delivered copies of such supplement or amendment to Quaker Capital Partners I, L.P. and/or its assigns (it being understood and agreed by EMCEE that the foregoing proviso shall in no way diminish or otherwise impair EMCEE's obligation to promptly prepare a prospectus amendment or supplement as above provided and deliver copies of same as above provided). EMCEE shall not allow a Blackout Notice to remain in effect for more than 20 consecutive business days or totaling more than 30 business days in any 12-month period.


(b) Board Of Directors. For the period of time from the date of execution of this Agreement until the first to occur of (i) two years after exercise of all the Options, or (ii) expiration of all the Options without exercise, Quaker Capital Partners I, L.P. shall have the right to appoint one member to EMCEE's Board Of Directors (the "Quaker Capital Partners I, L.P. Board
Representative"). .  If an Quaker Capital Partners I, L.P. Board
Representative is not re-elected to EMCEE's Board of Directors by EMCEE's stockholders, Quaker Capital Partners I, L.P. shall have the right to appoint another Quaker Capital Partners I, L.P. Board Representative, subject to approval by EMCEE's Board Of Directors, which approval shall not be unreasonably withheld. Within 20 days following appointment by Quaker Capital
Partners I, L.P. of this Quaker Capital Partners I, L.P. Board Representative,
EMCEE's Board Of Directors shall approve or reject this Quaker Capital
Partners I, L.P. Board Representative.  If EMCEE does not approve or reject
Quaker Capital Partners I, L.P. Board Representative within this 20-day period, this Quaker Capital Partners I, L.P. Board Representative shall be deemed to be a member of EMCEE's Board Of Directors. Each time that EMCEE's
Board Of Directors reasonably rejects this Quaker Capital Partners I, L.P.
Board Representative, Quaker Capital Partners I, L.P. shall have the continuing right to appoint another Quaker Capital Partners I, L.P. Board
Representative in accordance with the terms and provisions of this Section
9(b) until an Quaker Capital Partners I, L.P. Board Representative becomes a member of EMCEE's Board Of Directors.

(c) Additional Options.  EMCEE shall issue to Copperglassoptions (the
"Additional Options") to purchase an additional  600,000 shares.
(d) shares of EMCEE's Common Stock on the same or better terms and conditions as contemplated under this Agreement; provided, that, if any terms or conditions of the Additional Options are different from the terms and conditions of the Options, then Quaker Capital Partners I, L.P. shall have the right, in its sole and absolute discretion, to modify the terms and conditions and other provisions of the Options to be identical (except for the dollar amount and number of securities subject thereto) as the terms and conditions and other provisions contemplated by the Additional Options.

(d) Right Of First Refusal. If at any time prior to exercise of all the Options, EMCEE or any of its Subsidiaries desires to accept financing (each, an "Additional Financing") from a third party, EMCEE may accept such financing, or may permit its Subsidiary to accept such financing, only after EMCEE has followed the procedures set forth in the remainder of this paragraph: EMCEE shall provide Quaker Capital Partners I, L.P. with written notice (the "Additional Financing Notice") of the terms and conditions of the Additional Financing together with a bona fide written offer signed by the third party in which the third party offers to provide such Additional
Financing. Quaker Capital Partners I, L.P. shall then have 30 days after receipt of the Additional Financing Notice to give EMCEE written notice (the
"First Refusal Notice") that Quaker Capital Partners I, L.P. will provide up to $150,000 of the Additional Financing on the terms and conditions set forth in the Additional Financing Notice, and Quaker Capital Partners I, L.P. and
EMCEE will then proceed to consummate this financing by Quaker Capital
Partners I, L.P. on the terms set forth in the Additional Financing Notice.
If Quaker Capital Partners I, L.P. does not deliver the First Refusal Notice to EMCEE within the 30-day period, then EMCEE may proceed to consummate the Additional Financing on the same terms as set forth in the Additional
Financing Notice, provided that if the terms of the Additional Financing are not the same as set forth in the Additional Financing Notice or if EMCEE does not consummate the Additional Financing within 90 days after Quaker Capital
Partners I, L.P.' receipt of the Additional Financing Notice, then EMCEE may not undertake any financing without providing Quaker Capital Partners I, L.P.
with its right of first refusal as set forth in this Section 9(d). To the extent Quaker Capital Partners I, L.P. exercises its right of first refusal under this Section 9(d), the number of Option Shares subject to the Options shall be reduced proportionately. Excluded from the right of first refusal under this Section 9(d) are the issuance by EMCEE of options to purchase
Common Stock; provided that (a) all such options are granted to directors or employees of EMCEE, and (b) the exercise price for any such options are not less than the last sale price reported by NASDAQ on the grant of such options, and (c) the aggregate number of all options granted from May 15, 2001 through expiration of this right of first refusal shall be less than five percent of the shares of Common Stock issued and outstanding as of May 15, 2001.
Notwithstanding the foregoing, in the event that an Additional Financing consists of secured indebtedness and Quaker Capital Partners I, L.P. exercises its right of first refusal under this Section 9(d) with respect to this Additional Financing, Quaker Capital Partners I, L.P. agrees to be subordinate in priority of payment to any third party that provides this Additional
Financing concurrently with Quaker Capital Partners I, L.P., except that
Quaker Capital Partners I, L.P. shall be pari passu with Copperglass to the extent that Copperglass is exercising its right of first refusal pursuant to the Additional Options with respect to this Additional Financing.

(e) Access And Confidentiality. For the period of time from the date of this Agreement until the date of exercise of all the Options by Quaker Capital
Partners I, L.P., EMCEE shall provide Quaker Capital Partners I, L.P. and its representatives with access to EMCEE's premises and to the books and records of EMCEE and shall promptly furnish Quaker Capital Partners I, L.P. and its representatives with any financial and other operating data and any other information with respect to the business of EMCEE as Quaker Capital Partners
I, L.P. shall request.  Each of EMCEE and Quaker Capital Partners I, L.P.
shall keep confidential any information (unless ascertainable from public or published information or sources) concerning the other's operations and business that was obtained in connection with transactions contemplated under this Agreement.

9. Transferability Of Options. This Agreement may not be assigned by either party without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that the Options and/or the Option Shares may be transferred by Quaker Capital Partners
I, L.P. to the limited partners of Quaker Capital Partners I, L.P. (who will then each succeed to his, her or its pro rata share of the rights and obligations of Quaker Capital Partners I, L.P. contemplated under this Agreement) provided that any such transfer is in compliance with applicable federal and state securities laws.

     10. Adjustment By Stock Split, Stock Dividend, Etc. If at any time prior to exercise of all the Options EMCEE increases or decreases the number of its outstanding shares of Common Stock, or changes in any way the rights and privileges of such shares, by means of the payment of a stock dividend or the making of any other distribution on such shares payable in its Common
Stock, or through a stock split or subdivision of shares, or a consolidation or combination of shares, or through a reclassification or recapitalization involving its Common Stock, the numbers, rights and privileges of the shares of Common Stock included in the Options shall be increased, decreased or changed in like manner as if such shares had been issued and outstanding, fully paid and nonassessable at the time of such occurrence. In addition to the foregoing, if at any time after March 12, 2001 and before exercise of all the Options EMCEE issues shares of its common stock or any other security convertible into shares of EMCEE's common stock for a purchase price or, in the case of a convertible security, a conversion price less than the Exercise
Price, the Exercise Price shall be decreased to this lower purchase price or conversion price. Notwithstanding the foregoing, the adjustments described in this Section 11 shall not apply to (a) the exercise of stock options granted to directors and employees of EMCEE after March 12, 2001, or (b) the grant of stock options to directors and employees of EMCEE on or after March 12, 2001 at an exercise price not less than the last sale price reported by NASDAQ on the date of grant of such options, provided that the shares of Common Stock issuable upon exercise of the stock options described in (b) above, in the aggregate, do not represent more than two percent of the issued and outstanding Common Stock as of May 15, 2001.

     11. Reorganization And Reclassification. In case of any capital reorganization or any reclassification of the capital stock of EMCEE while the Options remain outstanding, Quaker Capital Partners I, L.P. shall thereafter be entitled, upon exercise of the Options, to purchase pursuant to the Options
(in lieu of the kind and number of shares of Common Stock comprising Option
Shares that such holder would have been entitled to purchase or acquire immediately before such reorganization or reclassification) the kind and number of shares of stock of any class or classes or other securities or property for or into which such shares of Common Stock would have been exchanged, converted, or reclassified if the Option Shares had been purchased immediately before such reorganization or reclassification. In case of any such reorganization or reclassification, appropriate provision (as determined by resolutions of the Board of Directors of EMCEE) shall be made with respect to the rights and interest thereafter of the holder of the Options, to the end that all the provisions of this Agreement (including adjustment provisions) shall thereafter be applicable, as nearly as reasonably practicable, in relation to such stock or other securities or property.

     12. Notices. All notices, requests, demands, directions and other communications ("Notices") provided for in this Agreement shall be in writing and shall be mailed or delivered personally or sent by telecopier or facsimile to the applicable party at the address of such party set forth below in this
Section 13. When mailed, each such Notice shall be sent by first class, certified mail, return receipt requested, enclosed in a postage prepaid wrapper, and shall be effective on the third business day after it has been deposited in the mail. When delivered personally, each such Notice shall be effective when delivered to the address for the respective party set forth in this Section 13. When sent by telecopier or facsimile, each such Notice shall be effective on the first business day on which or after which it is sent.
Each such Notice shall be addressed to the party to be notified as shown below:

     EMCEE:              EMCEE Broadcast Products, Inc.
                         Susquehanna Street Extension
                         P.O. Box 68
                         White Haven, Pennsylvania  18661
                         Attention:  James L. DeStefano, President
                         Facsimile No. (570) 443-9257

     with copies to:     Robert S. Sensky, Esq.
                         Laputka, Bayless, Ecker & Cohn, P.C.
                         Sixth Floor, 2 East Broad Street
                         Hazelton, Pennsylvania  18201
                         Facsimile:  (570) 459-0729

                         Quaker Capital Partners I, L.P.
                         401 Wood Street
                         The Arrott Building, Suite 1300
                         Attention: Mark Schoeppner, President
                         Pittsburgh, PA 15222
                         Facsimile No. 412-281-0323


          Either party may change its respective address for purposes of this Section 13 by giving the other party Notice of the new address in the manner set forth above.

     14. General Provisions. This instrument (a) contains the entire agreement between the Parties, (b) may not be amended nor may any rights hereunder be waived except by an instrument in writing signed by the party sought to be charged with such amendment or waiver, (c) shall be construed in accordance with, and governed by, the laws of Delaware, and (d) shall be binding upon and shall inure to the benefit of the parties and their respective personal representatives and assigns, except as above set forth below. Each party shall pay the fees and expenses of its advisers, counsel, accountants and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement.

          All pronouns contained herein and any variations thereof shall be deemed to refer to the masculine, feminine or neuter, singular or plural as the identity of the parties hereto may require.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              EMCEE:

                              EMCEE BROADCAST PRODUCTS, INC.



                         By:
                              Name:     James L. DeStefano
                              Title:    President

                              QUAKER CAPITAL PARTNERS I,    L.P.: By
                              QUAKER CAPITAL MANAGEMENT CORPORATION, GP
                              OF QUAKER PREMIER L.P., GP OF QUAKER
                              CAPITAL PARTNERS I, L.P..

                         By:
                              Name:      Mark Schoeppner
                              Title:    President










                           EXHIBIT A
   (To EMCEE Broadcast Products, Inc. Stock Option Agreement)

                 EMCEE BROADCAST PRODUCTS, INC.

           NOTICE AND AGREEMENT OF EXERCISE OF OPTION

     Quaker Capital Partners I, L.P. ("Quaker Capital Partners I, L.P.")
hereby exercises Quaker Capital Partners I, L.P.' EMCEE Broadcast Products,
Inc. Stock Option dated effective as of this date       ,      with respect to
          shares of the $.01-2/3 par value Common Stock (the "Option Shares")
of EMCEE Broadcast Products, Inc. (the "EMCEE").

     Enclosed is the payment per Paragraph 2 of the Agreement.

     Quaker Capital Partners I, L.P. understands that no Option Shares will be issued unless and until, in the opinion of EMCEE, any applicable registration requirements of the Securities Act of 1933, as amended, any applicable listing requirements of any securities exchange on which stock of the same class is then listed, and any other requirements of law or any regulatory bodies having jurisdiction over such issuance and delivery, shall have been fully complied with or exemptions therefrom have been fully complied with. Quaker Capital Partners I, L.P. hereby acknowledges, represents, warrants and agrees, to and with EMCEE as follows:

a. The Option Shares Quaker Capital Partners I, L.P. is purchasing are being acquired for its own account for investment purposed only and with no view to their distribution of any kind, and no other person will own any interest therein.

b.   Quaker Capital Partners I, L.P. will not sell or dispose of its Option
Shares in violation of the Securities Act Of 1933, as amended, or any other applicable federal or state securities laws.

c.   Quaker Capital Partners I, L.P. agrees that, if sale of the Option
Shares are not subject to an effective registration statement under the Securities Act of 1933, as amended, EMCEE may, without liability for its good faith actions, place legend restrictions upon Quaker Capital Partners I, L.P.'
Option Shares and issue "stop transfer" instructions requiring compliance with applicable securities laws and the terms of the Option.

     The number of Option Shares specified above are to be issued in the name or names set forth below.

                                   QUAKER CAPITAL PARTNERS I, L.P.:

                                   Quaker Capital Partners I, L.P.


                                   By:
                                        Signature



                                   Printed Name and Title


Doc. 123483

                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(a)

Organization and Qualification:

EMCEE BROADCAST PRODUCTS, INC. TIN 13-1926296  Date of Incorporation 5/23/60
     a Delaware Corporation
Directors:                         Officers:
James L. DeStefano                 James L. DeStefano - President/CEO
Michael J. Leib                    Robert G. Nash - Vice President
Evagelia Rogiokos                  John Saul - Vice President
Richard J. Nardone                 Martin D. Cohn - Secretary
Robert D. Hostetler                Sharon L. Barry - Assistant Secretary
Timothy P. Hulick                  Robert S. Sensky - Assistant Secretary

EMCEE CELLULAR, INC.     TIN 51-0337303  Date of Incorporation 10/14/91
     a Delaware Corporation
Directors:                         Officers:
Gilbert Warren                     John Saul - President
Kerry M. Turner                    Gilbert Warren - Vice President
John Saul                          Kerry M. Turner - Vice President
                                   Robert S. Sensky - Secretary/Treasurer
                                   Sharon L. Barry - Assistant Secretary

R.F. SYSTEMS, INC.      TIN 23-2819655      Date of Incorporation 5/23/95
     a Delaware Corporation
Directors:                         Officers:
James L. DeStefano                 James L. DeStefano - President
                                   John Saul - VP/Systems Engineering
                                   Robert Nash - VP/Engineering
                                   Robert S. Sensky - Secretary
                                   Kay E. Krull - Assistant Secretary

R.F. INTERNET SYSTEMS, INC.  TIN 88-0380566      Date of Incorporation 4/24/97
      a Nevada Corporation
Directors:                         Officers:
John Saul                          John Saul - President
James L. DeStefano                 James L. DeStefano- Vice President
Kerry M. Turner                    Kerry M. Turner - Vice President
                                   Robert S. Sensky - Secretary/Treasurer
                                   Kay E. Krull - Assistant Secretary

ADVANCED BROADCAST SYSTEMS, INC. TIN 51-0398482  Date of Incorporation 4/27/00
    a Delaware Corporation
Directors:                         Officers:
Donald E. Adams                    Donald E. Adams - President
James L. DeStefano                 James L. DeStefano - Vice President
John Saul                          Robert S. Sensky - Secretary/Treasurer

EMCEE BROADCAST PRODUCTS (CHENGDU)COMPANY, LTD.   (P.R. of China)
Date of Incorporation 3/8/98     (25% owned by EMCEE)



05/31/2001



                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(c)
Capitalization



                           Par Value        SHARES              Authorized
                           Per Share     Authorized   Issued   but unissued
                             ------------------------------------------------
EMCEE Broadcast Products, Inc. $ .01-2/3   9,000,000   4,406,361(1)  4,593,639
Subsidiaries:
EMCEE Cellular, Inc.               $1.00         1,000     1,000          -0-
RF Systems, Inc.                   $1.00        10,000     1,000         9,000
RF Internet Systems, Inc.          $1.00        10,000     1,000         9,000
Advanced Broadcast Systems, Inc.   $1.00         1,000       100           900

(1) This figure includes 396,067 shares currently held as treasury stock.



Outstanding Options

A.   A total of 10,000 shares is available for purchase to a total of twelve
     (12)current middle-management employees (shown below) through stock option agreements dated November 18, 1996. These options, which expires in November, 2001, are available at an option price of $6.16/shares.

Optionee/Title                     # of Shares Available for Purchase
----------------------------------------------------------------------
S. Barry, Corp. Asst. Sec'y                       1,000
W. Behret, Systems Engineer                         500
B. Hvizda, Purchasing Mgr.                          500
J. Jarick, Director of R & D                      1,000
M. Krull, Q.C. Mgr.                               1,000
S. Mecir, Inventory Control                       1,000
M. Papciak, Test Mgr.                             1,000
K. Regula, Dir of Production                        500
M. Sedor, Engineering Lab Mgr                     1,000
N. Seibel, Personnel Mgr.                         1,000
R. Schrieber, MIS Manager                         1,000
C. Tokash, Drafting Mgr.                            500
                                                  -----
                                        Total    10,000

B. A total of 89,400 shares are available for purchase to the Company's officers and directors through stock option agreements dated November
     18, 1996. These options, which expire November, 2001, are available at an option price of $6.16/share.

Optionee                           # of Shares Available for Purchase
-----------------------------------------------------------------------------
J. DeStefano                                 20,000
M. Leib                                       9,800
R. Nardone                                    9,800
E. Rogiokos                                   9,800
A. Harding                                   10,000
R. Nash                                      10,000
P. Spooner                                   10,000
J. Saul                                      10,000
                                             ------
                                   Total     89,400


                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(e)



No Conflicts

None.



                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(f)



Consents and Approvals

None required.






                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(g)



Litigation: Proceedings

Potential NASDAQ de-listing (see NASDAQ letter).




NASDAQ
By Facsimile and First Class Mail

April 26, 2001

Mr. James L. DeStefano
Chief Executive Officer
EMCEE Broadcast Products, Inc.
P.O. Box 68
Susquehanna Street Extension West
White Haven, PA 18661-0068

Re: EMCEE Broadcast Products, Inc. (the "Company")

Dear Mr. DeStefano:

The Company's common stock has failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the last 30 consecutive trading days as required by the Nasdaq National Market under Marketplace Rule 4450(a)(2)
(the "Rule").1 Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company will be provided 90 calendar days, or until July 25, 2001, to regain compliance with this Rule.

If at anytime before July 25, 2001, the MVPF of the Company's common stock is at least $5,000,000 for a minimum of 10 consecutive trading days, Staff will determine if the Company complies with the Rule.2 However, if the Company is unable to demonstrate compliance with the Rule on or before July 25, 2001, or has not submitted an application to transfer to The Nasdaq SmallCap Market as described below, Staff will provide the Company with written notification that its securities will be delisted. At that time, the Company may appeal Staff's decision to a Nasdaq Listing Qualifications Panel.

The Company also may want to consider applying to list its securities on The
Nasdaq SmallCap Market if it satisfies the requirements for continued listing on that market, which are outlined on the attached chart. The receipt of the application and applicable listing fees by July 25, 2001 will stay the delisting until a final determination regarding the application is made.

If you have any questions relating to the compliance issues discussed above, please contact Tony J.
Lawrence, Senior Analyst at (301) 978-8043.

Sincerely,


Timothy J. Malinowski
Associate Director
Nasdaq Listing Qualifications

1 The Company also does not meet the continued listing requirements under Maintenance Standard 2.
See attached chart.
2 The 90 day period relates exclusively to the MVPF deficiency. The Company may be delisted during the 90 day period for failure to maintain compliance with any other listing requirement for which it is currently on notice or which occurs during the period.

The Nasdaq Stock Market, Inc., an NASD Company 9801 Washingtonian Blvd.,
Gaithersburg, MD 20878


                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(h)

Default or Violation

None required





                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(j)


Title to Properties and Assets: Liens

All assets of the company's assets are held as collateral security by First
Federal Bank for a $2,000,000 loan.







                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(l)


Absence of Material Changes

Effective as of June 1, 2001, Allan Harding, Vice President Finance, has retired.







                  EMCEE BROADCAST PRODUCTS, INC.

                           SCHEDULE 7(o)

Intellectual Property

All of EMCEE Broadcast Products, Inc.'s intellectual property is owned by EMCEE
Cellular, Inc. EMCEE Broadcast Products, Inc. has the right to use the intellectual property pursuant to an agreement.











                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(p)


Material Contracts and Commitments

The following are "material" commitments (through signed purchase orders with specific vendors) that have been entered into by EMCEE Broadcast Products, Inc. It is anticipated that all of these purchase orders will be filled within a six-month time period. For purposes of this Agreement, only commitments in excess of $50,000 are listed:


Supplier                                Value of Purchase Order(s)
------------------------------------------------------------------


Dielectric Communications (2 purchase orders)          $181,172


Marconi Applied Technologies (2 purchase orders)       $153,125


Micro Communications, Inc.                             $90,442


NWL Transformers (4 purchase orders)                   $64,975







                 EMCEE BROADCAST PRODUCTS, INC.

                         SCHEDULE 7(u)


Insurance

     Certificates of Insurance omitted.





