Form 10KSB/A
period 2001-03-31
EMCEE BROADCAST PRODUCTS INC
filed 2001-07-06
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                         FORM 10-KSB/A-1


(Mark One)

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2001 and 2000 and the related consoli-dated statements of loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Com-pany's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania
June 26, 2001


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


                              EMCEE BROADCAST PRODUCTS, INC.

                              /s/ JAMES L. DESTEFANO
                              James L. DeStefano, President/CEO
                              Date: July 6, 2001

                              /s/ KERRY TURNER
                              Kerry Turner, Controller
                              Date: July 6, 2001

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JAMES L. DESTEFANO                  Date: July 6, 2001
James L. DeStefano, Director

/s/ ROBERT HOSTETLER                    Date: July 6, 2001
Robert Hostetler, Director

/s/ TIMOTHY P. HULICK, Ph.D             Date: July 6, 2001
Timothy P. Hulick, Ph.D,
 Director

/s/ MICHAEL J. LEIB                     Date: July 6, 2001
Michael J. Leib, Director

/s/ RANDALL P. MARX                     Date: July 6, 2001
Randall P. Marx, Director

/s/ RICHARD J. NARDONE                  Date: July 6, 2001
Richard J. Nardone, Director

/s/ EVAGELIA ROGIOKOS                   Date: July 6, 2001
Evagelia Rogiokos, Director


