Form 10QSB
period 2001-06-30
EMCEE BROADCAST PRODUCTS INC
filed 2001-08-14
CIK 32312

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                          FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                         June 30, 2001

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

     Common stock, $ .01-2/3 par value - 5,206,361 shares as of August
13, 2001.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                           I N D E X

PART I.  FINANCIAL INFORMATION:                                  PAGE (S)

  CONSOLIDATED BALANCE SHEETS -
    June 30, 2001 and March 31, 2001                             3

  CONSOLIDATED STATEMENTS OF LOSS -
    Three months ended June 30, 2001 and 2000                    4

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
    Three months ended June 30, 2001                             5

  CONSOLIDATED STATEMENTS OF CASH FLOW -
    Three months ended June 30, 2001 and 2000                   6 - 7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8 - 10

  INDEPENDENT ACCOUNTANTS' REPORT                                11

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12 - 15

PART II.  OTHER INFORMATION: SIGNATURES                           16


          NOTE:    Any questions concerning this report should be addressed to
Ms. Kerry M. Turner, C.P.A, Controller/CFO.

<PAGE
                PART I.   FINANCIAL INFORMATION
        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
              - JUNE 30, 2001 and MARCH 31, 2001 -

                                         JUNE 30, 2001       MARCH 31, 2001
                                          (Unaudited)
                                         ---------------------------------
ASSETS:
 CURRENT ASSETS:
 Cash and cash equivalents                 $   689,833         $    69,210
 Cash - restricted                             100,000                 --
 Accounts receivable, net of allowance
  for doubtful accounts,
  June - $399,309 / March - $388,000          1,731,161          1,628,454
 Inventories                                  4,067,636          4,099,919
 Prepaid expenses                               290,782            160,043
                                             ---------           ---------
     TOTAL CURRENT ASSETS                     6,879,412          5,957,626
                                             ---------           ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land & land improvements                       235,141            246,841
 Building                                       617,475            617,475
 Machinery and equipment                      2,203,134          2,203,134
                                              ---------          ---------
                                              3,055,750          3,067,450
 Less accumulated depreciation                2,490,982          2,441,773
                                              ---------          ---------
     NET PROPERTY, PLANT AND EQUIPMENT          564,768            625,677
                                              ---------          ---------
OTHER ASSETS                                  2,631,270          2,398,011
                                              ---------          ---------

NOTE RECEIVABLE                                 544,000            540,000
 Less deferred portion                      (   544,000)        (  540,000)
                                             ----------          ---------
                                                      0                  0
                                             ----------          ---------
TOTAL ASSETS                              $  10,075,450         $8,981,314
                                             ==========          =========

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          JUNE 30, 2001       MARCH 31, 2001
                                          (Unaudited)
                                         -----------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt            $  108,000         $  108,000
 Accounts payable                                641,954            756,430
 Accrued expenses:
   Payroll and related expenses                  355,759            233,766
   Other                                         610,956            608,113
 Deposits from customers                         693,941            914,796
                                               ---------          ---------
     TOTAL CURRENT LIABILITIES                 2,410,610          2,621,105
                                               ---------          ---------

LONG-TERM DEBT, net of current portions        1,916,359          1,028,488
                                               ---------          ---------
SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares;
   issued 5,206,361 and 4,406,361 shares for
   June 30, 2001 and March 31,2001,
   respectively                                   86,783             73,450
 Additional paid-in capital                    4,152,435          3,583,484
 Retained earnings                             3,324,555          3,512,795
                                               ---------          ---------
                                               7,563,773          7,169,729
                                               ---------          ---------
 Less shares held in treasury at cost:
   391,980 shares June 2001 and
   396,880 shares March 2001                   1,815,292          1,838,008
                                               ---------          ---------
     TOTAL SHAREHOLDERS' EQUITY                5,748,481          5,331,721
                                               ---------          ---------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                        $ 10,075,450       $  8,981,314
                                               =========          =========


        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF LOSS
           THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                          (Unaudited)

                                             THREE (3) MONTHS
                                        06/30/01           06/30/00
                                        -------------------------------

NET SALES                               $ 1,835,656         1,680,281

COST OF PRODUCTS SOLD                     1,470,886         1,339,912
                                          ---------         ---------
GROSS PROFIT                                364,770           340,369
                                          ---------         ---------
OPERATING EXPENSES:
  Selling expenses                          232,148           254,079
  General and Administrative                391,810           367,811
  Research and development                   87,930           118,444
                                          ---------         ---------

TOTAL OPERATING EXPENSES                    711,888           740,334
                                          ---------          ---------

LOSS FROM OPERATIONS                    (   347,118)       (   399,965)
                                          ---------          ---------
OTHER INCOME (EXPENSE)
       Interest expense                 (    27,837)       (    30,370)
  Interest income                             1,103             36,403
  Other                                      90,612        (     2,923)
                                          ---------          ---------
TOTAL OTHER INCOME                           63,878              3,110
                                          ---------          ---------
NET LOSS BEFORE INCOME TAXES            (   283,240)       (   396,855)

INCOME TAX BENEFIT                      (    95,000)       (   122,700)
                                          ---------          ---------
NET LOSS                                $(  188,240)    $  (   274,155)
                                           =========         =========
COMMON STOCK AND COMMON
STOCK EQUIVALENT OUTSTANDING:
 Basic                                    4,137,138          4,035,184
                                          ---------          ---------
 Diluted                                  4,137,138          4,037,266
                                          ---------          ---------
LOSS PER COMMON SHARE AND
COMMON SHARE EQUIVALENT:
 Basic                                       $ (.05)         $  (.07)
                                                 --              --
 Diluted                                     $ (.05)         $  (.07)
                                                --                --
        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                THREE MONTHS ENDED JUNE 30, 2001
                          (Unaudited)

                           ADDITIONAL
          COMMON STOCK     PAID-IN   RETAINED  TREASURY STOCK
         SHARES    AMOUNT  CAPITAL   EARNINGS  SHARES   AMOUNT    TOTAL
         ---------------- ---------- --------  ----------------   ---------
BALANCE -
3/31/01 4,406,361$73,450 $3,583,484 $3,512,795 396,880$(1,838,008)$5,331,721

COMMON
STOCK
ISSUED   800,000  13,333    586,667                                  600,000

TREASURY
STOCK
ISSUED                      (17,716)           (4,900)     22,716      5,000

NET LOSS FOR
THE PERIOD                             (188,240)                    (188,240)
         --------- ------  ---------  --------- -------   --------  ---------
BALANCE -
06/30/01 5,206,361$86,783 $4,152,435 $3,324,555 391,980$(1,815,292)$5,748,481
         ========= ======  =========  ========= =======  =========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE (3) MONTHS ENDED JUNE 30, 2001 AND 2000
                          (Unaudited)

                                                    THREE (3) MONTHS
                                               06/30/01         06/30/00
                                            -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                   $(  188,240)      $(  274,155)
 Adjustments:
  Depreciation                                   49,209            67,172
  Amortization                                    7,167
  Provision for doubtful accounts                12,000            12,000
  Gain on sale of assets                     (   88,300)
  Treasury stock issued for directors fees        5,000
  (Increase) decrease in (net of
   effect of acquisition):
    Accounts receivable                      (  114,707)        (  805,096)
    Inventories                                  32,283         (  424,452)
    Prepaid expenses                         (  130,739)        (   32,006)
    Income taxes refundable                                     (   95,000)
    Deferred income taxes                    (   95,000)        (   28,000)
    Other assets                             (  145,426)            13,382
  Increase (decrease) in:
    Accounts payable                         (  114,476)           155,953
    Accrued expenses                            124,836            158,812
    Deposits from customers                  (  220,855)           217,327
                                               --------          ---------
NET CASH USED IN OPERATING ACTIVITIES        (  867,248)        (1,034,063)
                                               --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
   equipment                                                    (   13,632)
 Purchase of U. S. Treasury Bills                               (  412,104)
 Proceeds from:
  Maturities of U.S. Treasury Bills                                600,000
  Sale of land                                  100,000
 Purchase of Advanced Broadcast Systems, Inc.                   (  500,000)
 Increase in restricted cash                 (  100,000)
                                                -------           --------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                  0         (  325,736)
                                                -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                  (1,112,129)        (   26,400)
 Issuance of:
  Long-term debt                              2,000,000
  Common stock                                  600,000
 Proceeds from line of credit borrowing                          1,100,000
                                              ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES     1,487,871          1,073,600
                                              ---------          ---------
NET INCREASE (DECREASE) IN CASH                 620,623        (   286,199)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                            69,210          261,304
                                                 -------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  689,833      $(   24,895)
                                                 =======        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for
  interest expense                          $     17,443      $    27,619
                                                 =======         ========
 Fair value of assets acquired and
 liabilities assumed for purchase of
 Advanced Broadcast Systems, Inc.:
    Equipment                                                 $   245,000
    Inventory                                                     178,568
    Accounts receivable                                            90,595
    Goodwill                                                      200,505
    Accounts payable                                           (   44,529)
    Accrued liabilities                                        (   20,139)
    Inter-company payables                                     (  150,000)
                                                                 --------
    Cash paid                                                  $  500,000
                                                                 ========
        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

2. The results of operations for the three-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. At June 30, 2001, cash equivalents included $538,000 invested in a money market portfolio.

4.     INVENTORIES consisted of the following:

                                      June 30, 2001        March 31, 2001
                                      (UNAUDITED)

          FINISHED GOODS                $  183,000          $  433,000
          WORK-IN-PROCESS               $  894,000          $  731,000
          RAW MATERIALS                 $1,689,000          $1,225,000
          MANUFACTURED COMPONENTS       $1,301,636          $1,710,919
                                         ---------           ---------
                                        $4,067,636          $4,099,919
                                         =========           =========

       Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

5. SEGMENT INFORMATION. The Company has two operating segments which manufacture and sell a variety of products; EMCEE and ABS. EMCEE manufactures principally multi-channel multipoint distribution service
       (MMDS) equipment. ABS manufactures medium to high power UHF television transmitters.

       The following is a summary of certain financial information relating to the two segments:

                                June 30, 2001        June 30, 2000

          Total Revenue by Segment:

     EMCEE                    $   874,000              $1,531,000
     ABS                      $   962,000              $  149,000

          Operating Income (Loss) by Segment:

     EMCEE                    $ ( 529,000)             $( 367,000)
     ABS                      $   182,000              $(  33,000)

          Identifiable Assets by Segment:

     EMCEE                    $ 7,465,000             $ 9,535,000
     ABS                      $ 2,165,000             $   750,000
     Corporate                $   445,000             $   385,000
                               ----------              ----------
        Total Assets          $10,075,000            $ 10,670,000
                               ==========              ==========

          Depreciation and Amortization by Segment:

     EMCEE                    $     31,000             $   47,000
     ABS                      $     25,000             $   20,000
                                   -------               -------
        Total                 $     56,000             $   67,000
                                   =======              ========
          Capital Expenditures by Segment:

     EMCEE                                           $   14,000

     The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.

6. LOSS PER SHARE. Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended June 30, 2001 because the assumed exercise of the options would be anti-dilutive.

7. DEFERRED TAX ASSET. The Company has recorded a deferred tax asset of $1,442,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

8. LONG-TERM DEBT. On June 7, 2001, the Company's indebtedness was refinanced with $1,500,00 and $500,000 term loans. The notes mature in 2016 and 2006, and require monthly payments of $15,214 and $10,379, respectively. Interest is calculated at 9% for the $500,000 term loan and 2.0% above the national prime rate for the $1,500,000 term loan. The interest rate of the $1,500,000 note adjusts every three years. These loans are collateralized by principally all assets of the Company and contain certain financial and restrictive covenants. In addition, both loans contain prepayment penalties.

     Principal repayment of the refinanced loans and other debt is as follows:


                2002               $ 108,000
                2003                 149,000
                2004                 158,000
                2005                 173,000
                2006                 188,000
                Thereafter         1,248,359
                                   ---------
                                  $2,024,359
                                   =========
9.   Issuance of shares:

     In June, 2001, the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share.

Independent Accountants' Report



Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of loss, stockholders' equity and cash flows for the three-months June 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit con-ducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001 is fairly stated, in all material respects to the consolidated balance sheet from which it has been derived.


/s/ KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania

August 9, 2001

                     SAFE HARBOR STATEMENT
   UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any statements contained in this report which are not historical facts are forwarding looking statements; and, therefore, many important facts could cause actual results to differ materially from those in the forward looking statements. Such factors include, but not limited to, changes (legislative, regulatory and otherwise) in the Multi-Chanel Multipoint Distribution Service
(MMDS) or Low Power Television (LPTV) industries or medium to high definition television (HDTV) products, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and internet products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.


                  EMCEE BROADCAST PRODUCTS, INC.
                         AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net sales for the first quarter of fiscal 2002 which ended June 30, 2001 totaled $1,835,000 for an increase of 9.2% over the first quarter of fiscal year 2001. Sales attributable to the subsidiary, Advanced Broadcast Systems, Inc. (ABS), which was acquired in April 2000, were $149,000 and $962,000 for the quarter ended June 30, 2000 and 2001, respectively. The improvement in ABS sales was partially offset by the decline in foreign sales. Foreign sales were $1,159,000 for the quarter ended June 30, 2000 compared with $318,000 for the quarter ended June 30, 2001. Sales to one Korean customer accounted for approximately 65% of foreign sales for the three months ended June 30, 2000. Certain accounts receivable arising from sales to this customer during fiscal 2000 and 2001, totaling approximately $1,370,000, are seriously past due. The Registrant is actively pursuing collection of these amounts. However, given the current financial difficulties of this customer, it is unlikely that future sales will approach volumes of the prior two years.

    For the last several years, foreign sales have been more than half of total sales for the Company. However, foreign sales have declined due primarily to the lack of continued business with the Korean customer and in part to international economic conditions and the strength of the U.S. dollar. Foreign sales for the first quarter of fiscal 2002, 2001 and 2000 comprised
17%, 69% and 56% of total sales, respectively.   The following table
illustrates foreign shipments by geographic area:

                               QUARTER ENDING JUNE 30
REGION                       2001      2000           1999
                                    (000's omitted)

Asia/Pacific Rim              $  5    $  819       $ 141
Middle East                      -         8         157
South America                  148        20          35
North America                    -       215           -
Central America                 12        10          16
Caribbean                       96         4          72
Europe                          51        43          23
Africa                           -        23           -
Other                            6        17           8
                               ---       ----        ---
                             $ 318     $1,159      $ 452
                               =========================
Based on customers with $2,500 or more of sales

    Management anticipates that domestic demand, especially for high power products, will be the significant component of sales for the next year or two years.

    Although first quarter of fiscal year 2002 showed an improvement in total sales, gross margin on sales remained constant at approximately 20% of sales. Margin on sales remains tight due to the market conditions for both our MMDS and Broadcast products. An industry wide slow down in both building and replacing systems has created a fiercely competitive market. Manufacturers and distributors continue to compromise profit to retain market share.

    Selling expenses for the quarters ended June 30, 2001 and 2000 were
$232,000 and $254,000, respectively.   The majority of this decline is due to
the decrease in travel expenditures. During the first quarter of fiscal year 2001, approximately $30,000 was incurred for travel expenses in connection with the sale to the Korean customer.

    General and administrative expenses increased approximately 6.5% from $368,000 for the three months ended June 30, 2000 to $392,000 for the three months ended June 30, 2001. The significant portion of this increase is due to the additional legal fees incurred in connection with negotiations with the Company's former lender and legal fees in connection with the collection of the Korea receivable. Fees to board members also increased due to special meetings held during the quarter related to the new bank debt and stock option agreements.

    Research and development costs declined from $118,000 to $88,000 for the three months ended June 30, 2000 and 2001, respectively. The decline is due to the engineering department dedicating more hours to direct labor for routine product testing during the first quarter of this fiscal year.

    Overall, operating expenses declined from $740,000 to $711,000 for the quarters ended June 20, 2000 and 2001 respectively.

    Interest expense for the three months ended June 30, 2001 and June 30, 2000 was $28,000 and $30,000, respectively. Interest income declined significantly from $36,000 for the three months ended June 30, 2000 to $1,000 for the three months ended June 30, 2001. The reason for the decline is that investments in U.S. Treasury Bills and cash and cash equivalent balances were depleted during fiscal 2001 to meet operating needs.

    The increase in other income (expense)from $(3,000) for the three months ended June 30, 2000 to $91,000 is due to the sale of a non-operating asset for a net profit of approximately $88,000.

    Net loss before income tax benefits for the quarter ended June 30, 2001 totaled $283,000, which was reduced by a tax benefit of $95,000, thereby reducing the net loss to $188,000 or loss per common share outstanding of five cents. Net loss before income tax benefit for the first quarter ended June 30, 2000 was $397,000 which was reduced by a tax benefit of $123,000, thereby reducing the net loss to $274,000 or seven cents per common share outstanding.

Financial Condition:
    Cash and cash equivalents increased from $69,000 as of March 31, 2001 to $689,833 as of June 30, 2001. In June 2001, the Company's indebtedness was refinanced. The refinancing net of fees, loan closing costs and debt reserve fund requirement of $100,000 provided a cash infusion of approximately $804,000. Additionally, in June the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share. A portion of the loan proceeds and proceeds from stock issuance were used to pay trade vendors. Net increase in cash and cash equivalents excluding the restricted balance is $620,000.

    Accounts receivable net of reserve for doubtful accounts increased from $1,628,000 at March 31, 2001 to $1,731,000 at June 30, 2001. As previously discussed, the Registrant continues to aggressively pursue collection of the balances due from the Korean customer. However, until such time as amounts are collected, receivable balances shall remain at higher levels.

    Prepaid expenses totaled $291,000 as of June 30, 2001, an increase of $130,000 over the balance as of March 31, 2001. The increase is due to advance payments made to trade vendors for inventory ordered for specific customer purchases.

    Land and land improvements decreased by $11,000 as approximately 6 acres of land was sold for $100,000 to provide cash to meet operating needs.

    Other assets increased from $2,398,000 at March 31, 2001 to $2,631,000 at June 30, 2001. The increase is due to additional deferred tax asset of $95,000 recorded during the first quarter of fiscal year 2002. Also contributing to the increase is approximately $86,000 in unamortized fees and costs associated with the refinancing of the Company's long-term debt.

    Accounts payable decreased approximately $114,000 from $756,000 at March 31, 2001 to $642,000 at June 30, 2001. Cash infusion from refinancing and proceeds from stock options provided the working capital to bring payments to vendors current.

    Payroll and related expenses increased approximately $122,000 from March 31, 2001 to June 30, 2001. Substantially all of this increase is due to the deferred compensation plan. In an effort to preserve cash, the Company initiated a deferred compensation plan whereby employees and directors were permitted to defer the payment of wages and fees in exchange for a premium interest paid on the amount deferred. At June 30, 2001, the wages and fees deferred including accrued interest were approximately $100,000.

    Customer deposits decreased from $915,000 at March 31, 2001 to $694,000 as of June 30, 2001. The decrease is largely due to the stage of contracts at month end and the extent of progress billing on long-term contracts.

    Long term debt increased approximately $900,000 as the Company refinanced its debt. On June 7, 2001, the Registrant entered into a guaranteed loan agreement with First Federal Bank of Hazleton and the United States Department of Agriculture Rural Development Division. The Registrant secured a $500,000 term loan and a $1,500,000 mortgage loan. Of the aggregate $2,000,000, approximately $1,035,000 was used to satisfy outstanding debt including approximately $25,000 in legal fees to First Union. One hundred thousand dollars ($100,000) is being held by First Federal in a debt reserve fund as cash collateral. Origination costs totaling $52,000 were paid to First Federal Bank and Rural Development. The remaining balance of $804,000 provided an infusion of cash to meet working capital demand.

    Shares of treasury stock decreased during the first quarter of fiscal
2002 by 4900 and a value of $22,716. These unregistered shares were issued to directors in lieu of cash for payment of directors fees.

    As previously discussed, during the first quarter 2002, the Company entered into two stock option agreements which were exercised and provided $600,000 in equity in exchange for 800,000 shares of common stock with a par value of $13,333.

    The back log of unsold orders for the Company totaled $1,552,000 as of June 30, 2001 compared to $2,047,000 as of March 31, 2001.

    Employment for the Company totaled 58 full-time employees and 2 part-time employees.

                   PART II.  OTHER INFORMATION



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        EMCEE BROADCAST PRODUCTS, INC.


Date: August 13, 2001                   /s/ JAMES L. DeSTEFANO
                                        James L. DeStefano
                                        President/CEO


Date: August 13, 2001                   /s/ KERRY M. TURNER
                                        Kerry M. Turner, C.P.A.
                                        Controller/CFO