Form 10QSB
period 2001-09-30
EMCEE BROADCAST PRODUCTS INC
filed 2001-11-15
CIK 32312

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                          FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                         September 30, 2001

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

     Common stock, $ .01-2/3 par value - 4,831,469 shares as of November 14,
2001.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                           I N D E X

PART I.  FINANCIAL INFORMATION:                                  PAGE (S)

  CONSOLIDATED BALANCE SHEETS -
    September 30, 2001 and March 31, 2001                           3

  CONSOLIDATED STATEMENTS OF LOSS -
    Three months and six months ended September 30, 2001 and 2000   4

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
    Six months ended September 30, 2001                           5

  CONSOLIDATED STATEMENTS OF CASH FLOW -
    Six months ended September 30, 2001 and 2000                  6 - 7

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8 - 10

  INDEPENDENT ACCOUNTANTS' REPORT                                   11

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12 - 15

PART II.  OTHER INFORMATION:

   LEGAL PROCEEDINGS                                               16
   SIGNATURES                                                      16

          NOTE:    Any questions concerning this report should be addressed to
Ms. Kerry M. Turner, C.P.A, Controller/CFO.

                PART I.   FINANCIAL INFORMATION
        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           - SEPTEMBER 30, 2001 and MARCH 31, 2001 -

                                          SEPT. 30, 2001     MARCH 31, 2001
                                          (Unaudited)
                                          ---------------------------------
ASSETS:
 CURRENT ASSETS:
 Cash and cash equivalents                 $   285,138        $    69,210
 Cash - restricted                             100,000                --
 Accounts receivable, net of allowance
  for doubtful accounts,
  Sept. - $586,000 / March - $388,000           857,717          1,628,454
 Inventories                                  4,007,602          4,099,919
 Prepaid expenses                               211,275            160,043
                                              ---------          ---------
     TOTAL CURRENT ASSETS                     5,461,732          5,957,626
                                              ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land & land improvements                       235,141            246,841
 Building                                       617,475            617,475
 Machinery and equipment                      2,203,134          2,203,134
                                              ---------          ---------
                                              3,055,750          3,067,450
 Less accumulated depreciation                2,540,191          2,441,773
                                              ---------          ---------
     NET PROPERTY, PLANT AND EQUIPMENT          515,559            625,677
                                              ---------          ---------
OTHER ASSETS                                    996,518          2,398,011
                                              ---------          ---------
NOTE RECEIVABLE                                 549,000            540,000
 Less deferred portion                      (   549,000)       (   540,000)
                                             ----------          ---------
                                                      0                  0
                                             ----------          ---------
TOTAL ASSETS                              $   6,973,809         $8,981,314
                                             ==========          =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                          SEPT. 30, 2001       MARCH 31, 2001
                                          (Unaudited)
                                          -----------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt            $  108,000         $ 108,000
 Accounts payable                                817,254           756,430
 Accrued expenses:
   Payroll and related expenses                  240,592           233,766
   Other                                         161,787           608,113
 Deposits from customers                         463,380           914,796
                                               ---------         ---------
     TOTAL CURRENT LIABILITIES                 1,791,013         2,621,105
                                               ---------         ---------
LONG-TERM DEBT, net of current portions        1,882,988         1,028,488
                                               ---------         ---------
SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares;
   issued 5,206,361 and 4,406,361 shares
   for Sept. 30, 2001 and March 31,2001,
   respectively                                   86,783            73,450
 Additional paid-in capital                    4,091,062         3,583,484
 Retained earnings                               888,482         3,512,795
                                               ---------         ---------
                                               5,066,327         7,169,729
                                               ---------         ---------
 Less shares held in treasury at cost:
   381,447 shares September 2001 and
   396,880 shares March 2001                   1,766,519         1,838,008
                                               ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY                3,299,808         5,331,721
                                               ---------         ---------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                        $  6,973,809     $  8,981,314
                                               =========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF LOSS
 THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                          (Unaudited)

                           SIX (6) MONTHS                THREE (3) MONTHS
                        09/30/01    09/30/00       09/30/01    09/30/00
                        --------------------------------------------------

NET SALES               $3,083,686  $3,451,455    $1,248,030    $1,771,174

COST OF PRODUCTS SOLD    2,811,846   2,710,352     1,340,960     1,370,440
                        ----------   ---------    ----------     ---------
GROSS PROFIT (LOSS)        271,840     741,103     (  92,930)      400,734

OPERATING EXPENSES:
  Selling expenses         489,512     574,933       257,364       320,854
  General and
   Administrative          916,064     702,499       524,254       334,688
  Research and development 165,637     248,468        77,707       130,024
                         ---------   ---------      --------      --------
TOTAL OPERATING EXPENSES 1,571,213   1,525,900       859,325       785,566
                         ---------   ---------      --------      --------
LOSS FROM OPERATIONS    (1,299,373)    (784,797)   (952,255)     (384,832)
                         ---------      -------     -------       -------
OTHER INCOME (EXPENSE)
  Interest expense         (75,998)     (68,272)    (48,161)      (37,902)
  Interest income            6,263       64,433       5,160        28,030
  Other                     91,795       (1,099)      1,183         1,824
                            ------       ------      ------        ------
TOTAL OTHER INCOME
(EXPENSE)                   22,060       (4,938)    (41,818)       (8,048)
                            ------       ------      ------         -----
NET LOSS BEFORE
INCOME TAXES            (1,277,313)    (789,735)   (994,073)     (392,880)

INCOME TAX BENEFIT
(EXPENSE)               (1,347,000)     240,000   (1,442,000)     117,300
                         ---------      -------    ---------      -------
NET LOSS               $(2,624,313)   $(549,735) $(2,436,073)  $ (275,580)
                         =========      =======    =========      =======

COMMON STOCK AND COMMON
STOCK EQUIVALENT OUTSTANDING:
 Basic                  4,476,231     4,038,474    4,811,637    4,041,719
 Diluted                4,476,231     4,038,474    4,811,637    4,041,719

LOSS PER COMMON SHARE AND
COMMON SHARE EQUIVALENT:
 Basic                   $(.59)       $ (0.14)       $(.51)      $ (.07)
 Diluted                 $(.59)       $ (0.14)       $(.51)      $ (.07)


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                SIX MONTHS ENDED SEPTEMBER 30, 2001
                            (Unaudited)

                          ADDITIONAL
          COMMON STOCK    PAID-IN    RETAINED     TREASURY STOCK
         SHARES   AMOUNT  CAPITAL    EARNINGS    SHARES   AMOUNT    TOTAL
        --------------------------------------------------------------------
BALANCE -
3/31/01 4,406,361 $73,450 $3,583,484 $3,512,795 396,880$(1,838,008)$5,331,721

COMMON
STOCK
ISSUED,
NET      800,000   13,333   564,567                                   577,900

TREASURY
STOCK
ISSUED                      (56,989)            (15,433)    71,489     14,500

NET LOSS FOR
THE PERIOD                          (2,624,313)                    (2,624,313)
        ---------  ------ --------  ---------  -------   ---------  ---------
BALANCE -
09/30/01 5,206,361$86,783$4,091,062 $ 888,482  381,447 $(1,776,519)$3,299,808
         ========= ====== =========  ========  =======   =========  =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX (6) MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                           (Unaudited)

                                                     SIX (6) MONTHS
                                               09/30/01         09/30/00
                                             -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                    $(2,624,313)     $(  549,735)
 Adjustments:
  Depreciation                                    98,418          134,344
  Amortization                                    17,212
  Provision for doubtful accounts                198,000           25,000
  Gain on sale of assets                      (   88,300)
  Treasury stock issued for directors fees        14,500
  (Increase) decrease in (net of
   effect of acquisition):
    Accounts receivable                       (   29,633)      (  754,912)
    Inventories                                   92,317       (1,450,202)
    Prepaid expenses                          (   51,232)      (   79,750)
    Income taxes refundable                                    (  136,000)
    Deferred income taxes                      1,347,000       (    3,000)
    Other assets                                  37,281            4,726
  Increase (decrease) in:
    Accounts payable                              60,824          331,775
    Accrued expenses                              23,892          117,615
    Deposits from customers                   (  312,438)         287,148
                                               ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES         (1,216,472)       (1,800,991)
                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
   equipment                                                    (   10,431)
 Purchase of U. S. Treasury Bills                               (  421,345)
 Proceeds from:
  Maturities of U.S. Treasury Bills                              1,795,636
  Sale of land                                   100,000
 Purchase of Advanced Broadcast Systems, Inc.                   (  500,000)
 Increase in restricted cash                    (100,000)
                                                 -------          --------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                   0        (  863,860)
                                                 -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on:
  Long-term debt                              (1,145,500)       (   52,829)
  Line of Credit                                                (  150,000)
 Issuance of:
  Long-term debt                              2,000,000
  Common stock                                  577,900
 Proceeds from line of credit borrowing                           1,100,000
                                             ----------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES     1,432,400             897,171
                                              ---------           ---------
NET INCREASE (DECREASE) IN CASH                 215,928          (   39,960)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                           69,210             261,304
                                                -------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  285,138         $(  221,344)
                                                =======           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period:
  Interest expense                           $   64,498          $   57,793
 Income taxes                                                     ( 373,000)
                                                =======            ========
 Fair value of assets acquired and
 liabilities assumed for purchase of
 Advanced Broadcast Systems, Inc.:
    Equipment                                                   $   245,000

    Inventory                                                       178,568
    Accounts receivable                                              90,595
    Goodwill                                                        200,505
    Accounts payable                                             (   44,529)
    Accrued liabilities                                          (   20,139)
    Inter-company payables                                       (  150,000)

                                                                  ---------
    Cash paid                                                   $   500,000
                                                                    =======
 Non-Cash Transaction
   Decrease in:
       Accounts receivables                  $ 602,370
       Accrued expenses                       (138,978)
       Customer deposits                      (463,392)
                                              --------
                                             $       0
                                              ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information presented as of any date other than March 31 has been prepared from the books and records of the Company without audit. Financial information as of March 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly EMCEE Broadcast Products, Inc. and Subsidiaries' financial position, and the results of their operations and changes in cash flow for the periods presented.

2. The results of operations for the six-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. At September 30, 2001, cash equivalents included $112,000 invested in a money market portfolio.

4.     INVENTORIES consisted of the following:

                                      Sept. 30, 2001        March 31, 2001
                                      (UNAUDITED)

          FINISHED GOODS                $  172,000          $  433,000
          WORK-IN-PROCESS               $  881,000          $  731,000
          RAW MATERIALS                 $1,690,000          $1,225,000
          MANUFACTURED COMPONENTS       $1,264,602          $1,710,919
                                        ---------            ---------
                                        $4,007,602          $4,099,919
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

       The following is a summary of certain financial information relating to the two segments:

                                    Sept. 30, 2001       Sept. 30, 2000
                                  ------------------------------------------

       Total Revenue by Segment:
     EMCEE                         $ 1,282,000            $2,829,000
     ABS                           $ 1,802,000            $  622,000

     Operating Income (Loss) by Segment:
     EMCEE                         $(1,522,000)           $( 675,000)
     ABS                           $   223,000            $( 110,000)

     Identifiable Assets by Segment:
     EMCEE                         $ 5,529,000             $8,739,000
     ABS                           $ 1,000,000             $  848,000
     Corporate                     $   445,000             $  836,000
                                    ----------             ----------
        Total Assets               $ 6,974,000             $10,423,000
                                    ==========             ==========
     Depreciation and Amortization by Segment:
     EMCEE                         $    65,000             $   94,000
     ABS                           $    51,000             $   40,000
                                       -------                -------
        Total                      $   116,000             $  134,000
                                       =======               ========
     Capital Expenditures by Segment:
     EMCEE                                                  $   11,000

     The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.

6. LOSS PER SHARE. Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended September 30, 2001 because the assumed exercise of the options would be anti-dilutive.

 7. DEFERRED TAX ASSET. The Company has recorded a deferred tax asset of $1,442,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has suffered significant losses during the last few years. Cash reserves have been depleted to fund these losses. The ability to secure additional funding through equity and/or debt transactions is limited. Accordingly, the ability to generate future taxable income of levels significant enough to realize any portion of the benefit of tax asset has become questionable. As such, the Company has established a valuation allowance covering 100% of the deferred tax asset.

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

     Principal repayment of the refinanced loans and other debt is as follows:


                       2002           $ 108,000
                       2003             149,000
                       2004             158,000
                       2005             173,000
                       2006             188,000
                       Thereafter     1,214,988
                                      ---------
                                     $1,990,988
                                      =========
9.   Issuance of shares:

     In June, 2001, the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share.

10.  Operations:

     As reported in the accompanying financial statement, the Company has incurred a net loss from operations of $1,300,000 for the six months ended September 30, 2001. Cash and cash equivalents have been nearly exhausted to fund the losses and to meet operating demands. The Company has limited ability to secure additional funds from debt or equity transactions. These factors, as well as inactivity in both the broadcast and MMDS industries, create a level of doubt concerning the Company's ability to continue as a going concern. Management believes that, despite the financial, operational and market condition burdens, it has the expertise, talent and skill to significantly improve operating results. The Company, with the resignation of the President/CEO, is undergoing an organizational restructuring. Additionally, a new business plan and a redefinition of corporate goals and objectives is currently under development.

                 Independent Accountants' Report

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of loss, condensed consolidated statements stockholders' equity and cash flows for the three-months and six-months September 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

November 13, 2001

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Any statements contained in this report which are not historical facts are forwarding looking statements; and, therefore, many important facts could cause actual results to differ materially from those in the forward looking statements. Such factors include, but not limited to, changes (legislative, regulatory and otherwise) in the Multi-Channel Multipoint Distribution Service
(MMDS) or Low Power Television (LPTV) industries or medium to high power high definition television (HDTV) products, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and internet products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.


                  EMCEE BROADCAST PRODUCTS, INC.
                         AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2002, which ended September 30, 2001, were $1,248,000 compared to $1,771,000 for the second quarter of fiscal 2001. Sales for the six months ended September 30, 2001 and 2000 were $3,084,000 and $3,451,000, respectively. Sales attributable to the subsidiary Advanced Broadcast Systems, Inc. (ABS), which was acquired in April 2000, were $1,802,000 and $622,000 for the six months ended September 30, 2001 and 2000, respectively.

The improvement in ABS sales was offset by a decline in foreign sales.
Foreign sales declined from $2,105,000 for the six months ended September 30, 2000 to $489,000 for the six months ended September 30, 2001. Sales to one Korean customer accounted for approximately 65% of foreign sales for the six months ended September 30, 2000. Certain accounts receivable arising from sales to this customer during fiscal 2000 and 2001 are seriously past due. During September 2001, the Company reached a settlement agreement with this Korean customer. The settlement agreement offset certain deposits and commissions payable on this sale against the outstanding receivable balance and called for scheduled monthly payments on the remaining balance. The customer made the first scheduled payment of $50,000 but has failed to pay the two following payments. Accordingly, they are now in default of the settlement agreement. The Registrant is actively pursuing collection of these amounts. However, given the current situation of this customer, it is unlikely that future sales will approach volumes of the prior two years, and collection in full of amounts due is questionable.

For the last several years, foreign sales have been more than half of total sales for the Company. However, foreign sales have declined due primarily to the lack of continued business with the Korean customer and in part to international economic conditions and the strength of the U.S. dollar. A comparison of export shipments by region for the quarters and six-month period ended September 30, 2001, 2000 and 1999 are as follows:

                  Quarter Ended Sept. 30,   Six-Months Ending September 30,
                 2001*   2000*      1999*   2001*     2000*        1999*
Region             (000's omitted)                 (000's omitted)

Asia/Pacific Rim  $  0   $546    $134      $   5       $1,365       $275
Middle East          0      0      43          0            8        200
South America       94    179     107        242          199        142
North America        0     62      27          0          277         27
Central America      0     14       3         12           24         19
Caribbean           24     65      19        120           69         91
Europe              15     63       0         66          106         23
Africa               0     17       0          0           40          0
Other               37      0      33         44           17         41
                   ---     ---    ----       ---        -----        ---
                  $170   $946   $ 366       $489       $2,105       $818
                   ===    ===     ===        ===        =====        ===

*Based on customers with $2,500 or more of sales.

Management anticipates that domestic demand, especially for medium and high power products, will be the significant component of sales for the next year or two.

Gross profit (loss) totaled $(93,000) and $272,000 for the quarter and six months ended September 30, 2001, respectively. Margin on sales was (7.4%) and 8.82% for the three and six months ended September 30, 2001 compared with 22.6% and 21.5% for the three and six months ended September 30, 2000. The significant erosion of margin in the second quarter of fiscal 2002 is primarily the result of a change in the anticipated margin on a significant installation contract and an increase in the reserve for obsolete inventory. The Company recognizes revenues on installation contracts on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method of accounting. During the second quarter additional unanticipated costs were incurred on a transmitter installation contract and the revenue previously recognized on this contract required adjustment.
During the second quarter, the Company increased the reserve for obsolete inventory by $120,000. The increase is associated with inventory purchased and manufactured for sale to the Korean customer. This inventory was customer-specific and has been determined to have little remaining value given that future sales to this customer in Korea is now unlikely. Additionally, during the quarter, the Company closed a manufacturing facility for two weeks. This had a negative impact on margins for the quarter. The industry wide slow-down in the multi-channel multipoint distribution service (MMDS) is continuing. Manufacturers and distributors of MMDS equipment continue to compromise profit in order to retain market share. Sales volume and production levels are still below acceptable levels. Accordingly, the Company is anticipating another plant shut down for approximately one and two week periods over the Thanksgiving and Christmas holidays, respectively. Customer commitments for shipment of product are expected to be fulfilled despite the plant shutdown.

Selling expenses for the six months ended September 30, 2001 and 2001 were $490,000 and $575,000, respectively. The decline in expense is consistent with the decline in sales volume.

General and administrative expenses increased approximately 30% from $702,000 for the six months ended September 30, 2000 to $916,000 for the six months ended September 20, 2001. The increase is primarily due to an increase in the reserve for doubtful accounts in the amount of $198,000. The reserve increased due to management's concern over the collection of the receivable balance from the Korean customer previously discussed and over the collection of an account receivable from a customer in Brazil which is seriously past due.

Research and development expenses declined as the engineering department dedicated more time to sales support and specific customer orders rather than new product development for the six months ended September 30, 2001.

As a result of the aforementioned, losses from operations increased from $785,000 for the six months ended September 30, 2000 to $1,299,000 for the six months ended September 30, 2001.

Interest income declined significantly from $64,000 to $6,000 for the six months ended September 30, 2000 and 2001, respectively. Investments in U.S. Treasury Bills and cash and cash equivalent balances were depleted during fiscal 2001 to meet operating needs.

The increase in other income (expense) from $1,100 for the six months ended September 30, 2000 to $92,000 for the six months ended September 30, 2001 is due to the sale of a non-operating asset for a net profit of approximately $88,000.

The Company has recorded a deferred tax asset of $1,442,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has suffered significant losses during the last few years. Cash reserves have been depleted to fund these losses. The ability to secure additional funding through equity and/or debt transactions is limited. Accordingly, the ability to generate future taxable income of levels significant enough to realize any portion of the benefit of tax asset has become questionable. Accordingly, the Company has established a valuation allowance covering 100% of the deferred tax asset.

The Registrant has incurred a net loss from operations of $1,300,000 for the six months ended September 30, 2001. Cash and cash equivalents have been nearly exhausted to fund the losses and to meet operating demands. The Registrant has limited ability to secure additional funds from debt or equity transactions. These factors, as well as inactivity in both the broadcast and MMDS industries, create a level of doubt concerning the company's ability to continue as a going concern. Management believes that, despite the financial, operational and market condition burdens, it has the expertise, talent and skill to significantly improve operating results. The Registrant, with the resignation of the President/CEO, is undergoing an organizational restructuring. Additionally, a new business plan and a redefinition of corporate goals and objectives is currently under development.

Financial condition

Cash and cash equivalents increased from $69,000 as of March 31, 2001 to $285,000 as of September 30, 2001. In June 2001, the Company's indebtedness was refinanced. The refinancing net of fees, loan closing costs and debt reserve fund requirement of $100,000 provided a cash infusion of approximately $804,000. Additionally, in June the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share. The loan proceeds and proceeds from stock issuance were used to pay trade vendors and to fund current operating losses. Net increase in cash and cash equivalents excluding the restricted balance was $216,000 at September 30, 2001.

Accounts receivable net of reserve for doubtful accounts decreased from $1,628,000 at March 31, 2001 to $858,000 at September 30, 2001. As previously discussed, a settlement agreement was reached with the Korean customer. The settlement agreement, among other items, permitted offsetting certain deposits and commissions payable with the amounts receivable from this Korean customer. These offsets accounted for the majority of the decline in accounts receivable. The other significant factor was the $198,000 increase to the allowance for doubtful accounts.

Prepaid expenses increased from $160,000 as of March 31, 2001 to $211,000 as of September 30, 2001. The increase is due to payments for insurance coverage.

Land and land improvements decreased by $11,000 as approximately 6 acres of land was sold for $100,000 to provide cash to meet operating needs.

Other assets decreased from $2,398,000 at March 31, 2001 to $996,000 at September 30, 2001. The decrease is due to the valuation allowance established on the deferred tax asset during the second quarter of fiscal 2002.

Accounts payable increased from $756,000 at March 31, 2001 to $817,000 at September 30, 2001. The increase is the result of delays in payments to vendors due to limited liquidity. Continued loss from operations and timing of customer deposits on orders has affected our cash flow. Customer deposits decreased from $915,000 at March 31, 2001 to $463,000. Of this decrease, approximately $140,000 relates to the offset of deposits from the Korean customer with the outstanding receivable balance. The remaining decrease is largely due to the stage of contracts at month end and the extent of progress billing on long-term contracts.

Other accrued expenses declined from $608,000 at March 31, 2001 to $162,000 at September 30, 2001. As previously discussed, a settlement agreement was reached with the Korean customer and allowed for netting of certain amounts due against the outstanding receivable. Approximately $450,000 in commissions payable were offset against the corresponding receivable.

Long term debt increased approximately $900,000 as the Company refinanced its debt. On June 7, 2001, the Registrant entered into a guaranteed loan agreement with First Federal Bank of Hazleton and the United States Department of Agriculture Rural Development Division. The Registrant secured a $500,000 term loan and a $1,500,000 mortgage loan. Of the aggregate $2,000,000, approximately $1,035,000 was used to satisfy outstanding debt including approximately $25,000 in legal fees to First Union. One hundred thousand dollars ($100,000) is being held by First Federal Bank and Rural Development in a debt reserve fund as cash collateral. The remaining balance of $804,000 provided an infusion of cash to meet working capital demand.

Shares of treasury stock decreased during the first six months of fiscal 2002 by 15,433 and a value of $14,500. These unregistered shares were issued to directors in lieu of cash for payment of directors fees.

As previously discussed, during the first quarter of 2002, the Company entered into two stock option agreements which were exercised and provided $600,000 in equity in exchange for 800,000 shares of common stock with a par value of $13,333.

The back log of unsold orders for the Company totaled $2,304,986 as of September 30, 2001, compared to $2,047,000 as of March 31, 2001.

Employment for the Company totaled 51 full-time employees and 2 part-time employees as of September 30, 2001.

                   PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     The Company filed a collection lawsuit in the Court of Common Pleas of Luzerne County, Pennsylvania, on April 3, 2001, against Korea Multinet, Inc. and John and Jungon Jung (No. 2233-C of 2001). The suit relates primarily to outstanding indebtedness which Korea Multinet, Inc. owes the Company for the purchase of the Company's MMDS products. The Jungs are parties to the suit because they are sureties (guarantors) of this indebtedness. The Company is seeking damages in the amount of $1,400,758.03 plus interest and costs of suit.

     During August and September 2001, the Company reached a settlement agreement with this Korean customer. The settlement agreement offset certain deposits and commissions payable on these sales against the outstanding receivable balance and called for scheduled monthly payments on the remaining balance. The defendant made the first scheduled payment of $50,000, but has failed to pay the two following payments. Accordingly, they are now in default of the settlement agreement. The Registrant is currently evaluating options to pursue collection of the remaining balance.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             EMCEE BROADCAST PRODUCTS, INC.



Date: November 14, 2001                 /s/ Richard J. Nardone
                                             RICHARD J. NARDONE
                                             President/CEO



Date: November 14, 2001                      /s/ Kerry M. Turner
                                             KERRY M. TURNER, C.P.A.
                                             Controller/CFO