Form 10QSB
period 2001-12-31
EMCEE BROADCAST PRODUCTS INC
filed 2002-02-13
CIK 32312

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                             FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                         December 31, 2001

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

     Common stock, $ .01-2/3 par value - 4,839,245 shares as of February 13,
2002.

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                              I N D E X

PART I.  FINANCIAL INFORMATION:                                  PAGE (S)

  CONSOLIDATED BALANCE SHEETS -
    December 31, 2001 and March 31, 2001                            3

  CONSOLIDATED STATEMENTS OF LOSS -
    Three months and nine months ended December 31, 2001 and 2000   4

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
    Nine months ended December 31, 2001                             5

  CONSOLIDATED STATEMENTS OF CASH FLOW -
    Nine months ended December 31, 2001 and 2000                 6 - 7

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           8 - 10

  INDEPENDENT ACCOUNTANTS' REPORT                                  11

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12 - 15

PART II.  OTHER INFORMATION:

   LEGAL PROCEEDINGS                                                16
   SIGNATURES                                                       16

          NOTE:    Any questions concerning this report should be addressed to
Ms. Joan Pecora, Controller.

                   PART I.   FINANCIAL INFORMATION
           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               - DECEMBER 31, 2001 and MARCH 31, 2001 -

                                          DEC. 31, 2001    MARCH 31, 2001
                                          (Unaudited)
                                        -----------------------------------
ASSETS:
 CURRENT ASSETS:
 Cash and cash equivalents                $   420,931       $   69,210
 Cash - restricted                            100,000                0
 Accounts receivable, net of allowance
  for doubtful accounts,
  Dec. - $598,000 / March - $388,000          584,674        1,628,454
 Note Receivable                               50,000                0
 Inventories                                3,630,757        4,099,919
 Prepaid expenses                             229,101          160,043
                                            ---------        ---------
     TOTAL CURRENT ASSETS                   5,015,463        5,957,626
                                            ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land & land improvements                     235,141          246,841
 Building                                     617,475          617,475
 Machinery and equipment                    2,203,134        2,203,134
                                             ---------       ---------
                                            3,055,750        3,067,450
 Less accumulated depreciation              2,589,400        2,441,773
                                             ---------       ---------
      NET PROPERTY, PLANT AND EQUIPMENT       466,350          625,677
                                             ---------        --------
OTHER ASSETS                                  807,167        2,398,011
                                             --------        ---------
NOTE RECEIVABLE                               552,000          540,000
  Less deferred portion                      (552,000)        (540,000)
                                            ---------        ---------
                                                    0                0
                                            ----------       ---------
TOTAL ASSETS                               $6,288,980       $8,981,314
                                            =========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                          DEC. 31, 2001     MARCH 31, 2001
                                           (Unaudited)
                                         ----------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt        $    108,000       $  108,000
 Accounts payable                              740,209          756,430
 Accrued expenses:
   Payroll and related expenses                271,340          233,766
   Other                                       109,807          608,113
 Deposits from customers                       593,785          914,796
                                             ---------        ---------
     TOTAL CURRENT LIABILITIES               1,823,141        2,621,105
                                             ---------        ---------
LONG-TERM DEBT, net of current portions      1,848,357        1,028,488
                                             ---------        ---------
SHAREHOLDERS' EQUITY:
 Common stock issued, $.01-2/3 par;
   authorized 9,000,000 shares; issued
   5,206,361 and 4,406,361 shares for
   December 31, 2001 and March 31,2001,
   respectively                                 86,783           73,450
 Additional paid-in capital                  4,034,709        3,583,484
 Retained earnings                             196,156        3,512,795
                                             ---------        ---------
                                             4,317,648        7,169,729
                                             ---------        ---------
 Less shares held in treasury at cost:
   367,116 shares December 31, 2001 and
   396,880 shares March 31, 2001             1,700,166        1,838,008
                                             ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                   2,617,482        5,331,721
                                             ---------        ---------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                       $ 6,288,980     $  8,981,314
                                             =========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF LOSS
    THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                             (Unaudited)

                                NINE (9) MONTHS       THREE (3)MONTHS
                             12/31/01    12/31/00   12/31/01     12/31/00
                             -----------------------------------------------

NET SALES                 $ 4,343,481  $ 5,232,294  $ 1,259,795  $ 1,780,839
COST OF PRODUCTS SOLD       4,080,628    4,226,411    1,268,782    1,516,059
                            ----------   ---------    ---------    ---------
GROSS PROFIT (LOSS)           262,853    1,005,883       (8,987)     264,780

OPERATING EXPENSES:
  Selling expenses            726,084     844,295       236,569      269,362
  General and Admin.        1,238,446   1,039,988       322,382      337,489
  Research and development    223,982     318,730        58,345       70,262
                             ---------  ---------      --------     --------
TOTAL OPERATING EXPENSES    2,188,512   2,203,013       617,296      677,113
                             ---------  ---------      --------     --------

LOSS FROM OPERATIONS       (1,925,659) (1,197,130)    (626,283)     (412,333)
                            ---------   ---------      -------       -------
OTHER INCOME (EXPENSE)
  Interest expense           (120,636)   (102,321)     (44,638)      (34,049)
  Interest income               6,263      95,437            0        31,004
  Other                        70,393      (1,510)     (21,402)         (411)
                              -------     -------       ------        ------

TOTAL OTHER INCOME (EXPENSE)  (43,980)     (8,394)     (66,040)       (3,456)
                               ------      ------       ------         -----
NET LOSS BEFORE
INCOME TAXES               (1,969,639) (1,205,524)    (692,323)     (415,789)

INCOME TAX BENEFIT (EXP)   (1,347,000)    353,000            0       113,000
                            ---------    --------      -------       -------
NET LOSS                  $(3,316,639)  $(852,524)   $(692,323)    $(302,789)
                            =========     =======      =======       =======

COMMON STOCK AND COMMON
STOCK EQUIVALENT OUTSTANDING:
 Basic                       4,593,903   4,039,550    4,827,969    4,041,709
 Diluted                     4,593,903   4,039,550    4,827,969    4,041,709

LOSS PER COMMON SHARE AND
COMMON SHARE EQUIVALENT:
 Basic                        $ (.72)     $ (.21)      $ (.14)     $ (.07)
 Diluted                      $ (.72)     $ (.21)      $ (.14)     $ (.07)


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


               EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED DECEMBER 31, 2001
                                 (Unaudited)

                            ADDITIONAL
          COMMON STOCK      PAID-IN    RETAINED     TREASURY STOCK
         SHARES    AMOUNT   CAPITAL    EARNINGS    SHARES    AMOUNT   TOTAL
         ----------------  ----------  --------    ----------------  -------
BALANCE -
3/31/01 4,406,361 $73,450 $3,583,484 $3,512,795 396,880$(1,838,008)$5,331,721

COMMON
STOCK
ISSUED,
NET       800,000  13,333    564,567                                  577,900

TREASURY
STOCK
ISSUED                      (113,342)           (29,764)   137,842     24,500

NET LOSS FOR
THE PERIOD                           (3,316,639)                  (3,316,639)
          --------- ------  --------- --------- -------  --------- ---------
BALANCE -
12/31/01 5,206,361 $86,783 $4,034,709 $ 196,156 367,116$(1,700,166)$2,617,482
         =========  ======  =========   ======= =======  =========  =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE (9) MONTHS ENDED DECEMBER 31, 2001 AND 2000
                            (Unaudited)


                                                       NINE (9)MONTHS

                                                  12/31/01     2/31/00
                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                       $(3,316,639)     $(852,524)
 Adjustments:
  Depreciation                                      147,627        201,515
  Amortization                                       22,942         10,800
  Provision for doubtful accounts                   210,000         40,000
  Gain on sale of assets                            (61,645)             0
  Treasury stock issued for directors fees           24,500              0
  (Increase) decrease in (net of
   effect of acquisition):
    Accounts receivable                             231,410       (934,379)
    Note Receivable                                 (50,000)             0
    Inventories                                     469,162     (1,510,727)
    Prepaid expenses                                (69,058)       (50,688)
    Income taxes refundable                               0         13,000
    Deferred income taxes                         1,347,000          8,000
    Other assets                                     44,247         27,210
  Increase (decrease) in:
    Accounts payable                                (16,221)       277,115
    Accrued expenses                                  2,660          6,543
    Deposits from customers                        (182,033)       371,400
                                                  ---------       --------
NET CASH USED IN OPERATING ACTIVITIES            (1,196,048)    (2,392,735)
                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
   equipment                                              0       (43,373)
  Purchase of U. S. Treasury Bills                        0      (809,101)
  Proceeds from:
   Maturities of U.S. Treasury Bills                      0     2,582,701
   Proceeds from sale of Other Assets               150,000       250,000
  Sale of land                                      100,000             0
 Purchase of Advanced Broadcast Systems, Inc.             0      (400,000)
 Increase in restricted cash                       (100,000)     (103,656)
                                                    -------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES           150,000      1,476,571
                                                    -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on:
  Long-term debt                                 (1,180,131)      (79,286)
  Line of Credit                                          0      (375,000)
 Issuance of:
  Long-term debt                                  2,000,000        15,527
  Common stock                                      577,900             0
 Proceeds from line of credit borrowing                   0     1,100,000
                                                 ----------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,397,769       661,241
                                                  ---------      --------
NET INCREASE (DECREASE) IN CASH                     351,721      (254,923)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                               69,210       261,304
                                                    -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 420,931      $  6,381
                                                    =======        ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period:
  Interest expense                                $ 114,375      $  92,127
 Income taxes                                     $       0      $(373,000)
                                                    =======        =======
 Fair value of assets acquired and
 liabilities assumed for purchase of
 Advanced Broadcast Systems, Inc.:
    Equipment                                                     $245,000
    Inventory                                                      178,568
    Accounts receivable                                             90,595
    Goodwill                                                       200,505
    Accounts payable                                               (44,529)
    Accrued liabilities                                            (20,139)
    Inter-company payables                                        (150,000)
                                                                  --------
    Cash paid                                                     $500,000
                                                                   =======
 Non-Cash Transaction
   Decrease in:
      Accounts receivables                      $ 602,370
      Accrued expenses                           (463,392)
      Customer deposits                          (138,978)
                                                 --------
                                                $       0
                                                 ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of EMCEE Broadcast Products, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating resultss for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of Regulation S-B. The notes to the condensed financial statements should be ready in conjunction with the notes to the consolidated financials contained in the Company's Form 10-KSB for the year ended March 31, 2001. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes. The results of operations for any interim period are not necessarily indicative of the results for the year.

2. The results of operations for the nine-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. At December 31, 2001, cash equivalents included $100,000 invested in a money market portfolio.

4.   INVENTORIES consisted of the following:

                                      Dec. 31, 2001        March 31, 2001
                                      (UNAUDITED)

            FINISHED GOODS            $  372,000              $  433,000
            WORK-IN-PROCESS           $  642,000              $  731,000
            RAW MATERIALS             $1,470,000              $1,225,000
            MANUFACTURED COMPONENTS   $1,146,757              $1,710,919
                                        --------               ---------
                                      $3,630,757              $4,099,919
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

     The following is a summary of certain financial information relating to the two segments:
                                   Dec. 31, 2001          Dec. 31, 2000
                                   --------------------------------------

      Total Revenue by Segment:

      EMCEE                        $ 2,241,886            $ 4,126,937
      ABS                          $ 2,101,595            $ 1,105,357

      Operating Income (Loss) by Segment:

      EMCEE                         $(1,951,453)          $(1,123,352)
      ABS                           $    25,797           $   (73,778)

      Identifiable Assets by Segment:

      EMCEE                         $ 5,431,000           $ 7,294,000
      ABS                           $   588,000           $   972,000
      Corporate                     $   270,000           $   836,000
                                     ----------            ----------
         Total Assets               $ 6,289,000           $ 9,112,000
                                     ==========            ==========

      Depreciation and Amortization by Segment:

      EMCEE                         $    96,000           $   139,000
      ABS                           $    75,000           $    74,000
                                         ------               -------
         Total                      $   171,000           $   213,000
                                        =======               =======

      Capital Expenditures by Segment:

      EMCEE                                               $    43,000
                                                               ======

      The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.

6. LOSS PER SHARE. Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the period ended December 31, 2001 and 2000 because the assumed exercise of the options would be anti-dilutive.

 7. DEFERRED TAX ASSET. The Company has recorded a deferred tax asset of $1,667,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has suffered significant losses during the last few years. The ability to generate future taxable income of levels significant enough to realize any portion of the benefit of tax asset has become questionable. As such, the Company has established a valuation allowance covering 100% of the deferred tax asset.

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

     Principal repayment of the refinanced loans and other debt is as follows:
                  2002                $  108,000
                  2003                   149,000
                  2004                   158,000
                  2005                   173,000
                  2006                   188,000
                  Thereafter           1,180,357
                                       ---------
                                      $1,956,357
                                       =========
9.   Issuance of shares:

     In June, 2001, the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share.

10.  Operations:

     As reported in the accompanying financial statement, the Company has incurred a net loss from operations of $1,926,000 for the nine months ended December 31, 2001. Cash and cash equivalent balances are being maintained through aggressive cash flow. The Company has limited ability to secure additional funds from debt or equity transactions. These factors, as well as inactivity in both the broadcast and MMDS industries, create a level of doubt concerning the Company's ability to continue as a going concern. Management believes that, despite the financial, operational and market condition burdens, it has the expertise, talent and skill to significantly improve operating results. The Company, with the resignation of the President/CEO, is undergoing an organizational restructuring. Additionally, a new business plan and a redefinition of corporate goals and objectives is currently under development.

                  Independent Accountants' Report

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed consolidated financial statements of EMCEE Broadcast Products, Inc. and subsidiaries as listed in the accompanying index at December 31, 2001 and for the periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

February 12, 2002

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Any statements contained in this report which are not historical facts are forwarding looking statements; and, therefore, many important facts could cause actual results to differ materially from those in the forward looking statements. Such factors include, but not limited to, changes (legislative, regulatory and otherwise) in the Multi-Channel Multipoint Distribution Service (MMDS) or Low Power Television (LPTV)industries or medium to high power high definition television (HDTV) products, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and internet products), technological changes, economic conditions, litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.


                   EMCEE BROADCAST PRODUCTS, INC.
                          AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2002, which ended December 31, 2001, were $1,260,000 compared to $1,781,000 for the third quarter of fiscal 2001. Sales for the nine months ended December 31, 2001 and 2000 were $4,343,000 and $5,232,000, respectively. Sales attributable to the subsidiary Advanced Broadcast Systems, Inc. (ABS), which was acquired in April 2000,were $2,102,000 and $1,105,000 for the nine months ended December 31, 2001 and 2000, respectively.

The improvement in ABS sales was offset by a decline in foreign sales. Foreign sales declined from $2,962,000 for the nine months ended December 31, 2000 to $784,000 for the nine months ended December 31, 2001.

For the last several years, foreign sales have been more than half of total sales for the Company. However, foreign sales have declined due primarily to international economic conditions and the credit worthiness of our historical customer base. A comparison of export shipments by region for the quarters and nine-month period ended December 31, 2001, 2000 and 1999 are as follows:

                     Quarter Ended Dec. 31,     Nine-Months Ending Dec. 31,
                     2001*   2000*    1999*     2001*     2000*   1999*
Region                    (000's omitted)             (000's omitted)
-------             -----------------------------------------------------

Asia/Pacific Rim    $117    $151      $740      $122      $1,516   $1,015
Middle East            0     385       172         0         393      372
South America        121     269         0       363         698      140
North America          4       0       341         4          47      368
Central America        5       2        83        17          26      102
Caribbean             43      35       332       144         104      423
Europe                13       0       342        79          83      365
Africa                11       0        52        11           0       52
Other                  0      15       112        44          95      155
                      --     ---      ----       ---       -----     ----
                    $314    $857    $2,174      $784      $2,962   $2,992
                     ===     ===     =====       ===       =====    =====

*Based on customers with $2,500 or more of sales.

Management anticipates that domestic demand, especially for medium and high power products, will be the significant component of sales for the next year or two.

Gross profit (loss) totaled $(9,000) and $263,000 for the quarter and nine months ended December 31, 2001, respectively. Margin on sales was (0.7%) and 6.1% for the three and nine months ended December 31, 2001 compared with 14.9% and 19.2% for the three and nine months ended December 31, 2000. The significant erosion of margin in the third quarter of fiscal 2002 is primarily the result of low shipping volume and a change in the anticipated margin on a significant installation contract. The Company recognizes revenues on installation contracts on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method of accounting. During the third quarter additional unanticipated costs were incurred on a transmitter installation contract and the revenue previously recognized on this contract required adjustment. Additionally, during the quarter, the Company closed a manufacturing facility for three weeks. This had a negative impact on margins for the quarter in that volume generated did not allow for absorption of overhead incurred. The industry wide stagnation in the multi-channel multipoint distribution service (MMDS) is continuing. Manufacturers and distributors of MMDS equipment continue to compromise profit in order to retain market share. Sales volume and production levels are still below acceptable levels.

Selling expenses for the nine months ended December 31, 2001 and 2000 were $726,000 and $844,000, respectively. The decline in expense is consistent with the decline in sales volume.

General and administrative expenses increased approximately 19% from $1,040,000 for the nine months ended December 31, 2000 to $1,238,000 for the nine months ended December 31, 2001. The increase is primarily due to an increase in the reserve for doubtful accounts in the amount of $210,000. The reserve increased due to management's concern over the collection of foreign accounts.

Research and development expenses declined as the engineering department dedicated more time to sales support and specific customer orders rather than new product development for the nine months ended December 31, 2001.

As a result of the aforementioned, losses from operations increased from $1,197,000 for the nine months ended December 31, 2000 to $1,926,000 for the nine months ended December 31, 2001.

Interest income declined significantly from $95,000 to $6,000 for the nine months ended December 31, 2000 and 2001, respectively. Investments in U.S. Treasury Bills and cash and cash equivalent balances were depleted during fiscal 2001 to meet operating needs.

The increase in other income (expense) from ($1,510) for the nine months ended December 31, 2000 to $70,393 for the nine months ended December 31, 2001 is due to the sale of a non-operating assets for a net profit of approximately $61,000.

The Company has recorded a deferred tax asset of $1,667,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has suffered significant losses during the last few years. The ability to generate future taxable income of levels significant enough to realize any portion of the benefit of tax asset has become questionable. Accordingly, the Company has established a valuation allowance covering 100% of the deferred tax asset.

The Registrant has incurred a net loss from operations of $1,926,000 for the
nine months ended December 31, 2001.   The Registrant has limited ability to
secure additional funds from debt or equity transactions. These factors, as well as inactivity in both the broadcast and MMDS industries, create a level of doubt concerning the company's ability to continue as a going concern. Management believes that, despite the financial, operational and market condition burdens, it has the expertise, talent and skill to significantly improve operating results. The Registrant, with the resignation of the President/CEO, is undergoing an organizational restructuring. A good portion of the third quarter ended December 31, 2001 was spent evaluating core business strategies, marketing approaches and lines of business to pursue. The Company is now realigning itself to the extent possible to implement a plan to stabilize finances and position itself for profitability. A new business plan and a redefinition of corporate goals and objectives are currently under development.

Financial condition

Cash and cash equivalents increased from $69,000 as of March 31,2001 to $421,000 as of December 31, 2001. In June 2001, the Company's indebtedness was refinanced. The refinancing net of fees, loan closing costs and debt reserve fund requirement of $100,000 provided a cash infusion of approximately $804,000. Additionally, in June, the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share. The loan proceeds and proceeds from stock issuance were used to pay trade vendors and to fund current operating losses. Net increase in cash and cash equivalents excluding the restricted balance was $352,000 at December 31, 2001.

Accounts receivable net of reserve for doubtful accounts decreased from $1,628,000 at March 31, 2001 to $584,674 at December 31, 2001. A settlement agreement with a defaulting Korean customer, among other items, permitted offsetting certain deposits and commissions payable with the amounts receivable from this Korean customer. These offsets accounted for the majority of the decline in accounts receivable. Another factor was the $210,000 increase to the allowance for doubtful accounts. The Company entered into an agreement with a Brazilian customer for extended payment terms. The receivable amount of $355,574 has been reclassified as an Other Asset. That customer is fulfilling their obligations under the agreement.

Prepaid expenses increased from $160,000 as of March 31, 2001 to $229,000 as of December 31, 2001. The increase is due to payments for insurance coverage.

Land and land improvements decreased by $11,000 as approximately 6 acres of land was sold for $100,000 to provide cash to meet operating needs.

Other assets decreased from $2,398,000 at March 31, 2001 to $807,167 at December 31, 2001. The decrease is due to the valuation allowance established on the deferred tax asset during the second quarter of fiscal 2002 and the sale of the Company's 50% ownership in Grand Forks Wireless at the exercise of the other partner's purchase option. This sale allowed for the reallocation of resources to our core business. Other Assets also includes the receivable of the Brazilian customer discussed above.

Accounts payable decreased from $756,000 at March 31, 2001 to $740,000 at December 31, 2001. Continued loss from operations and timing of customer deposits on orders has affected our cash flow. Customer deposits decreased from $915,000 at March 31, 2001 to $594,000. Of this decrease, approximately $140,000 relates to the offset of deposits from a defaulting Korean customer with the outstanding receivable balance. The remaining decrease is largely due to the stage of contracts at month end and the extent of progress billing on long-term contracts.

Other accrued expenses declined from $608,000 at March 31, 2001 to $110,000 at December 31, 2001. As previously discussed, a settlement agreement was reached with the Korean customer and allowed for netting of certain amounts due against the outstanding receivable. Approximately $450,000 in commissions payable were offset against the corresponding receivable.

Long term debt increased approximately $820,000 as the Company refinanced its debt. On June 7, 2001, the Registrant entered into a guaranteed loan agreement with First Federal Bank of Hazleton and the United States Department of Agriculture Rural Development Division. The Registrant secured a $500,000 term loan and a $1,500,000 mortgage loan. Of the aggregate $2,000,000, approximately $1,035,000 was used to satisfy outstanding debt including approximately $25,000 in legal fees to First Union. One hundred thousand dollars ($100,000) is being held by First Federal Bank and Rural Development in a debt reserve fund as cash collateral. The remaining balance of $804,000 provided an infusion of cash to meet working capital demand.

Shares of treasury stock decreased during the first nine months of fiscal 2002 by 29,764 and a value of $24,500. These unregistered shares were issued to directors in lieu of cash for payment of directors fees.

As previously discussed, during the first quarter of 2002, the Company entered into two stock option agreements which were exercised and provided $600,000 in equity in exchange for 800,000 shares of common stock with a par value of $13,333.

The back log of unsold orders for the Company totaled $2,655,594 as of December 31, 2001, compared to $2,047,000 as of March 31, 2001.

Employment for the Company totaled 45 full-time employees and 2 part-time employees as of December 31, 2001.

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

      During August and September 2001, the Company reached a settlement agreement with this Korean customer. The settlement agreement offset certain deposits and commissions payable on these sales against the outstanding receivable balance and called for scheduled monthly payments on the remaining balance. The defendant made the first scheduled payment of $50,000, but has failed to make any additional payments. Accordingly, they are in default of the settlement agreement. The Registrant is currently evaluating options to pursue collection of the remaining balance. Given the Registrant's understanding of the current financial status of the defendants in this case, collection of this receivable is questionable. In anticipation of this event, the Registrant has already increased its reserve for bad debts to $598,000 and offset $602,000 of certain deposits and commissions payable against this receivable.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      EMCEE BROADCAST PRODUCTS, INC.



Date: February 13, 2002               /s/ Richard J. Nardone
                                      RICHARD J. NARDONE
                                      President/CEO



Date: February 13, 2002               /s/ Joan H. Pecora
                                      JOAN H. PECORA
                                      Controller