Form 10KSB
period 2002-03-31
EMCEE BROADCAST PRODUCTS INC
filed 2002-06-28
CIK 32312

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                             FORM 10-KSB

(Mark One)

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    X               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

               For the fiscal year ended March 31, 2002

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         For the transition period from
                         _________________ to __________.


Commission file number 1-6299


EMCEE BROADCAST PRODUCTS, INC.
(Name of small business issuer in its charter)

             DELAWARE                                  13-1926296
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)              Number)

 SUSQUEHANNA STREET EXTENSION, PO BOX 68, WHITE HAVEN, PA    18661-0068
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number: (570) 443-9575

                              ////

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                 Name of each exchange on which
                                     registered:

        Common                     NONE; Traded on the NASDAQ Small
                                   Capitalization Market

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

State issuer's revenues for its most recent fiscal year, $6,342,773.

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $2,146,888 computed by reference to the closing bid price of the stock at June 26, 2002. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                        OUTSTANDING AT JUNE 26, 2002
                -----                        ----------------------------
Common stock, par value $.01-2/3                  4,873,283
 per share

     DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11 and 12 in Part III of this report are incorporated by reference from the Proxy Statement expected to be filed within one hundred twenty (120) days of the close of the Registrant's fiscal year ended March 31, 2002.

Transitional Small Business Disclosure Format (Check One)

                                        Yes      ;  No X  .

EMCEE BROADCAST PRODUCTS, INC.
FORM 10-KSB
FISCAL YEAR ENDED MARCH 31, 2002

TABLE OF CONTENTS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995                                         1

     PART I.

ITEM 1.   DESCRIPTION OF BUSINESS                                     1

ITEM 2.   DESCRIPTION OF PROPERTY                                     7

ITEM 3.   LEGAL PROCEEDINGS                                           8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8


     PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   12

ITEM 7.   FINANCIAL STATEMENTS                                        21

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES                              22


     PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT            22

ITEM 10.  EXECUTIVE COMPENSATION                                       22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               22

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                             23

          SIGNATURES                                                   25

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:
          Any statements contained in this annual report on Form 10-KSB which are not historical facts are forward-looking statements. Many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the Multichannel Multipoint Distribution Service (MMDS), Low Power Television (LPTV) industries or medium to high definition television (HDTV) products, demand for the Company's products both domestically and internationally, the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and Internet products), technological changes, economic conditions(both foreign and domestic), litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

          EMCEE Broadcast Products, Inc. was incorporated under the laws of the State of Delaware in 1960. As used in this report, the terms "EMCEE", "Company" and "Registrant" refer to EMCEE Broadcast Products, Inc., unless the context indicates otherwise.

          EMCEE manufactures and sells Multichannel Multipoint Distribution Service ("MMDS"), low power television ("LPTV"), and medium to high power transmitters and related equipment. The Company's MMDS products are sold to the wireless cable industry, and the LPTV and medium to high-power products are sold to the television broadcast industry. The medium to high-power products are sold by the Company but are manufactured by the Company's Kentucky based subsidiary, Advanced Broadcast Systems, Inc.("ABS"), which the Company acquired in April, 2000.

          The Company also provides all services related to the design, procurement, and installation of television broadcast systems, with the exception of licensing submissions.

          The Company sells its products in both domestic and international markets. Sales in the United States are usually made directly to the customer. Independent sales representatives, agents and distributors are typically utilized in foreign countries. They, in turn, sell directly to the foreign customer.

          Most of EMCEE's sales occur in the commercial, educational, private television system, and data (Internet) systems markets.

          Until fiscal year 2001, most of EMCEE's sales were derived from the MMDS market. However, in fiscal year 2001, while MMDS sales continued to slow, sales of medium to high-power equipment increased. This resulted in medium to high-power equipment sales representing approximately 20% of the Company's total sales volume in fiscal year 2001. In fiscal year 2002, medium to high-power equipment sales made up approximately 40% of the Company's total sales. This shift has occurred primarily because of(1) the television broadcast industry's move to digital or high definition television ("HDTV") products which utilize medium to high power transmitters, (2) the continuing lag in development and growth in the domestic MMDS industry, and (3) the growing contribution ABS is making to the Company's sales volume.

          However, the Company still considers itself to be a small supplier in the television broadcast industry. While it will endeavor to grow this part of the business, it anticipates that most of its initial sales of HDTV products will come from LPTV customers. Additionally, the Company will continue to pursue sales in the MMDS market (primarily by supplying resellers in the overseas MMDS market), which is the market in which it is competitively the strongest.

          EMCEE, through a subsidiary, R.F. Internet Systems, Inc., is also involved in a joint venture formed to sell high speed wireless Internet access in the Northwestern United States. Presently, however, growth in this industry is slow due primarily to the high cost of subscriber equipment and installation. Although the Company will continue to manufacture and sell transmitters and related equipment to this industry, it has no plans to participate as an operator beyond the joint venture in which it is currently involved. In fact, in fiscal year 2002, the Company sold its interest in another joint venture that was formed to conduct the same such business.

          At March 31, 2002, the Company employed 41 people on a full-time basis.

          There are a number of vendors from which the Company may purchase materials used to manufacture its products. However, substantial periods of lead time for delivery are sometimes experienced, making it necessary to inventory varied quantities of materials. The Company's principal vendors, including ABS's principal vendors, are Andrew Corporation, Microwave Filter Company, Inc., Marconi, Dielectronic Communications, NWL Transformers, Microcommunications, Vyyo, and Zenith Electronics Corporation.

          Significant portions of EMCEE's revenues come from contracts with customers who generally do not place orders on a regular basis. In addition, the timing of these contracts relate to economic conditions and regulatory developments over which EMCEE has little or no control.

          Most of the Company's domestic products must receive FCC approval prior to being marketed and sold. As of the date of this report, all of the Company's products requiring FCC approval have received it.

          FCC regulations can have an effect on the demand for the Company's domestic products. The FCC had mandated that all of the more than 1,300 commercial television broadcasters begin transmitting with a digital signal no later than May, 2002. That deadline was extended to November, 2002 for more than 550 stations that were able to justify legitimate delays. Public broadcasters must begin transmitting with a digital signal no later than May, 2003. Although the Company anticipates that this FCC regulation will impact favorably on the demand for medium to high-power equipment over the next several years, the Company believes it will remain a secondary supplier in this industry and, therefore, must be careful to respond only to those sales opportunities where it is able to be competitive and recognizes a reasonable profit. Moreover, the FCC has extended the deadline for digital signal transmission in the past, and there is no guarantee that additional extensions will not be granted in the future.

          The amount of money spent on the Company's research and development activities in fiscal years 2001 and 2002 was, respectively, $454,592 and $288,826. The 2001 R&D expenditures are net of approximately $4,500, which was received from one customer for specific research and development projects. The substantial decrease in R&D for fiscal 2002 was due primarily to necessary cost cutting measures instituted by management and the closure of a specific R&D project started in fiscal year 2001.


          In fiscal year 2002, the Company designed and manufactured a compact, "worldwide-agile" UHF TV transmitter, nicknamed the "Freedom Transmitter", for the United States Army Special Operations Command. The initial shipment was made in the first quarter of fiscal year 2003. What makes this unit so unique is its instantaneous front-panel tuning. This means that with the flip of a thumbwheel switch, an operator can change the broadcast standard, which varies from country to country. A second thumbwheel changes frequencies from Channel 14 through Channel 69. EMCEE will also produce a commercial version of this unit in National Television Standards for Colors
(NTSC) format at 500 watts and 1000 watts that will be available for emergency backup use during emergency situations, such as equipment outages.

          In the MMDS industry, the Company occupies a strong position among its competitors. In the medium to high-power market, the Company considers itself to be a "second tier" supplier, with Harris and Thomcast being the market leaders.

          The primary methods of competition in the Company's industry are product pricing, the timely availability of quality products to accommodate demand, offering quality service of products after sale, and maintaining a reputation for having a high degree of technical knowledge.

          There has been no material effect on EMCEE as a result of compliance with federal, state or local environmental laws.

          EMCEE's principal corporate logos, "EMCEE" and "EMCEE Broadcast Products", are registered in the United States Patent and Trademark Office and are used by EMCEE pursuant to a license with its wholly owned subsidiary corporation, EMCEE Cellular Inc., which owns the marks. In the same manner, EMCEE also uses the trademark, "Site Lock", which is a mark associated with a product sold by the Registrant that enhances analog picture quality for MMDS systems in close proximity to systems operating on the same frequency. EMCEE also utilizes a patent for a solid state S-band transmitter.

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

          The Registrant's land, building and improvements are subject to encumbrances held by the Registrant's primary lending institution, First Federal Bank. These encumbrances secure the Registrant's mortgage loan and term loan with the lender. As of March 31, 2002, the aggregate principal balance of these encumbrances is $1,903,282.

          The Registrant also leases a warehouse in White Haven, Pennsylvania, in which it stores equipment and archival documents, and office space in Burlington, Kentucky, for ABS employees.

ITEM 3.  LEGAL PROCEEDINGS

          The Company filed a collection lawsuit in the Court of Common
Pleas of Luzerne County, Pennsylvania, on April 3, 2001, against Korea Multinet, Inc. and John and Jungon Jung (No. 2233-C of 2001). The suit relates primarily to outstanding indebtedness which Korea Multinet, Inc. owes the Company for the purchase of the Company's MMDS products. The Jungs are parties to the suit because they are sureties (guarantors) of this indebtedness. The Company is seeking damages in the amount of $1,440,758.03 plus interest and costs of suit. The parties entered into a Settlement Agreement in fiscal year 2002, but the defendants breached that Agreement after having made only one payment of $50,000. The Company is considering its options in this litigation at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The NASDAQ Small Capitalization Market is the principal market on which the Registrant's common stock is traded.

MARKET INFORMATION
STOCK PRICE

          The table below presents the high and low bid prices of the Registrant's common equity for the two most recent fiscal years:

FISCAL YEAR 2002
----------------

QTR ENDED:             JUNE 30   SEPT 30     DEC 31    MAR 31
---------              -------   -------     ------    ------
(BID) HIGH               $1.92     $1.60     $.99      $.74
(BID) LOW                $.438     $.65      $.39      $.26

FISCAL YEAR 2001
----------------

QTR ENDED:               JUNE 30   SEPT 30    DEC 31    MAR 31
----------               -------   -------    ------    ------
(BID) HIGH               $6.50     $6.938    $3.406    $2.00
(BID) LOW                $2.313    $2.875    $.813     $.719

          The above high/low bid information was obtained from the NASDAQ Stock Market, Inc.

HOLDERS

          At March 31, 2002, there were 1,285 holders of the Registrant's common stock.

DIVIDENDS

          No dividends were declared during fiscal year 2001 or fiscal year 2002. The Registrant's loan documents with its primary lending institution contain certain financial covenants with which the Registrant must comply in order to declare and pay dividends on its common stock.




     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

EQUITY COMPENSATION PLAN INFORMATION

Plan        Number of securities   Weighted-average         Number of
Category    to be issued upon      exercise price of        securities
            exercise of            outstanding              remaining
            outstanding options,   options, warrants        available
            warrants and rights    and rights               for future
                                                            issuance
                                                            under equity
                                                            compensation
                                                            plans
                                                            (excluding
                                                            securities
                                                            reflected
                                                            in column (a))
                    (a)                  (b)                (c)
----------    ------------------   -------------            ----------

Equity           0 (2)                    N/A               100,000 shares
compensation                                                of common stock
plans approved
by security
holders
(1)

Equity              N/A                 N/A                 N/A
compensation
plans not
approved by
security holders
(3)

Total               0                   N/A                 100,000

(1)  1996 Stock Option Plan.
(2)  All unexercised options have expired.
(3) The Company has no equity compensation plan which has not been approved by security holders.

RECENT SALES OF UNREGISTERED SECURITIES

          On June 15, 2001, the Company sold 600,000 shares of its unregistered common stock to CopperGlass Optical Solutions, Inc. and 200,000 shares of its common stock to Quaker Capital Partners I, L.P., at the purchase price of $.75 per share and pursuant to certain other terms and conditions set forth in Stock Option Agreements. These shares were issued initially as exempt private placements under Section 4(2) of the Securities Act of 1933, to sophisticated offerees which were given complete access to the kind of information that would be available in a registered offering. Following their issuance, these securities were registered with the Securities and Exchange Commission on Form SB-2. The registration went effective on September 12, 2001.
          In fiscal years 2001 and 2002, the Company gave each eligible member of the Board of Directors the option of accepting shares of the Company's unregistered common stock equal in value to, and in lieu of, the cash compensation he/she was otherwise entitled to receive for Board of Directors' meetings. The NASDAQ Stock Market close price of the securities on the day of each such meeting was used to determine the number of shares the Directors would receive. The table below provides information concerning the names of those Directors opting for such securities, the amount of unregistered securities they received, the per share value of such securities, and the issue dates.


Director Name       Number of Shares     Per Share Value    Issue Dates
-------------       ----------------     ---------------         --------
Robert Hostetler       1,428            $ 1.75              03/05/01
                         200            $ 1.25              03/21/01
                         271            $  .92              05/10/01
                       2,450            $ 1.02              06/18/01
                       1,944            $  .90              09/10/01
                         312            $  .80              10/12/01
                         333            $  .75              10/19/01
                         333            $  .75              10/22/01
                         333            $  .75              10/24/01
                       1,944            $  .90              11/19/01
                       4,487            $  .39              03/11/02

Michael J. Leib        1,428            $ 1.75              03/05/01
                         200            $ 1.25              03/21/01
                         271            $  .92              05/10/01
                       2,450            $ 1.02              06/18/01
                       1,944            $  .90              09/10/01
                         312            $  .80              10/12/01
                         333            $  .75              10/19/01
                         333            $  .75              10/22/01
                         333            $  .75              10/24/01
                       1,944            $  .90              11/19/01
                       4,487            $  .39              03/11/02

Richard J. Nardone     1,944            $  .90              09/10/01
                         312            $  .80              10/12/01
                         333            $  .75              10/19/01
                         333            $  .75              10/22/01
                         333            $  .75              10/24/01

Randall P. Marx        1,944            $  .90              09/10/01
                         312            $  .80              10/12/01
                         333            $  .75              10/19/01
                         333            $  .75              10/22/01
                         333            $  .75              10/24/01
                       1,944            $  .90              11/19/01
                       4,487            $  .39              03/11/02

Timothy P. Hulick,
 Ph.D                  1,944            $  .90              09/10/01
                         312            $  .80              10/12/01
                         333            $  .75              10/19/01
                         333            $  .75              10/22/01
                         333            $  .75              10/24/01
                       1,944            $  .90              11/19/01

Evagelia Rogiokos      1,428            $ 1.75              03/05/01
                         200            $ 1.25              03/21/01
                         271            $  .92              05/10/01

          The Company has relied on Section 4(2) of the Securities Act of 1933 for each issuance of its unregistered securities described in the table above. In each case, the issuances were small in number and amount and were made to sophisticated offerees having access to the kind of information that would be available in a registered offering.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

          Net sales for fiscal year ended March 31, 2002 totaled $6,343,000, compared to $6,109,000 for fiscal 2001. Advanced Broadcast Systems, Inc.(ABS), a subsidiary which manufactures high power television transmitters, contributed net sales of $2,599,000 for fiscal 2002 and $1,189,000 for 2001.

          Foreign shipments for fiscal year 2002 totaled $1,107,000 compared to $3,513,000 in fiscal 2001. No customer had sales volume of ten or more percent in 2002. One customer in Korea accounted for $1,221,000 (20%) of sales in 2001. Customer deposit setoffs as well as a reversal of accrued expenses relating to commissions reduced this account by $602,000. Approximately $718,000 of this customer's receivable remains past due at March 31, 2002.

          For fiscal year 2001, foreign sales were more than half of total sales for the Company. However, between 2001 and 2002, foreign sales declined due primarily to international economic conditions and the credit worthiness of our historical customer base. The composition of these shipments to the following geographic areas is as follows:

                                2002          2001             2000
                              -------        ---------       --------
Asia/Pacific Rim              $  127,000     $1,705,000     $1,516,000
South America                    360,000        614,000        698,000
Caribbean                        229,000        167,000        104,000
Middle East                                       8,000        393,000
North America                     97,000        130,000         47,000
Europe                           191,000        495,000         83,000
Central America                   48,000        309,000         26,000
Africa                            55,000         20,000
Other                                            65,000         95,000
                               ---------      ---------      ---------
                              $1,107,000     $3,513,000     $2,962,000
                               =========     =========       =========

          Management hopes to offset the negative impact of the factors described above and increase foreign sales as a result of increased marketing, devaluation of the dollar to some extent and Emcee's decision to develop a 3.5 GHz frequency product line which has become the standard in many foreign countries.

          The Company is attempting to increase sales in both the MMDS and high power markets. Although the MMDS market is generally depressed, management believes there are significant opportunities available both domestically and internationally. With the recent addition of a seasoned MMDS sales executive having twenty plus years of technical expertise and a new 3.5 GHz product line, management believes the Company can significantly improve MMDS revenue and margin.

          The high power business has been adversely affected by the FCC's decision to delay the digital conversion deadline (from May 2002 to November
2002)for commercial broadcasters. With the November 2002 deadline, management anticipates orders to commence in July from broadcasters who have yet to commit to a supplier. This could contribute significantly to the Company's revenue stream. In addition, the Company has had some success with and continues to pursue "partnering arrangements" with consulting engineers, operators and integrators who have an opportunity to specify the Company's products in system designs prepared for end users.

          Gross profit equaled $666,000 or 10.5% of sales for fiscal 2002 compared to $401,000 or 6.6% of sales for fiscal 2001. The increase in the gross profit margin is due partly to the change in sales mix between ABS and EMCEE product lines and a significant reorganization effort over the last six months within the Company. This margin also reflects an approximate $140,000 increase in the reserve for obsolete inventory during the fiscal year ended March 31, 2002.

          Total operating expenses of $3,519,000 increased $198,000 over the last fiscal year.

          General and Administrative expense totaled $2,299,000 compared to $1,736,000 in fiscal 2001. These expenses include Bad Debt expense of $895,000 in 2002 and $324,000 in 2001. The reserve was increased due to management's concern over the collection of the receivable balance of the Korean customer previously mentioned and of the Brazilian customer mentioned below. Net of the impact of the increase to the allowance for doubtful accounts, G&A expenses decreased by $8,000.

          Selling expenses decreased by $200,000 from fiscal 2001. This decrease is the result of personnel reductions and other cost cutting measures taken during fiscal year 2002.

          Research and development was $289,000 for the year ended March 31, 2002, approximately $166,000 less than the prior year. During the 2001 fiscal year, significant research and development costs were incurred for the development of a new product completed early in fiscal 2002. The closure of this project and general cost reductions contributed to the decrease in research and development costs.

          Improvements in gross margin and cost cutting efforts offset by the increase in the reserve for doubtful accounts resulted in a loss from operations of $2,852,000, which is an improvement of $67,000 over 2001.

          Interest expense increased from $126,000 in fiscal 2001 to $165,000 in fiscal 2002 as a result of increased indebtedness. Interest income decreased from $111,000 in fiscal 2001 to $25,000 in 2002. This decrease is due to investments in U.S. Treasury bills and cash equivalent balances being depleted during fiscal 2001 and 2002 to meet operating needs. Other income in 2002 was primarily from the sale of non-operating assets compared to other expenses in 2001 being a loss of approximately $170,000 from equity investments in joint ventures formed to sell high speed wireless Internet access.

          Net loss before income tax (expense)benefits totaled $2,916,000 and $3,104,000 for the fiscal years 2002 and 2001, respectively. In fiscal year 2002, the Company recorded a valuation allowance for deferred income taxes, which resulted in $777,000 being recorded as income tax expense. In fiscal 2001, a $1,099,000 income tax benefit had been recorded. The impact of these tax calculations resulted in increasing the net loss for 2002 to $3,693,000, or $.79 per outstanding share, and reducing the net loss for 2001 to $2,005,000 or $.50 per outstanding share for fiscal 2001.

         Selected financial data by quarter for the years ended March 31, 2002 and March 31, 2001 is as follows:

             1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
            2002    2001     2002    2001     2002    2001    2002    2001
                     (Thousands of Dollars, except per share amounts)
            -------------  --------------- --------------- ---------------
Net Sales  $1,836  $1,680  $ 1,248 $1,771 $1,260  $1,780  $1,999  $   878
Gross profit
 (loss)    $  365  $  340  $(   92)$  401 $(   9) $  265  $  402  $(  605)
Net loss   $(188)  $ (274) $(2,436)$ (276)$( 692) $ (303) $( 377) $(1,152)
Per Share:
Basic      $(.05)  $(.07)  $ (.51) $(.07) $( .14) $(.07)  $(.09)  $ (.29)

Liquidity and Capital Resources

          The Company's cash requirements were satisfied in fiscal 2002 from borrowings, equity transactions, customer deposits and the sale of certain non-operating assets. Cash increased from $69,000 as of March 31, 2001 to $354,000 as of March 31, 2002. This increase is composed of a customer deposit received in March, 2002 and delays in payments to vendors.

          Current accounts receivable decreased from $1,628,000 to $603,000 at March 31, 2001 and 2002, respectively, a $1,025,000 decrease. This decrease is principally due to an $895,000 increase in the allowance for doubtful accounts and the previously mentioned settlement agreement with the Korean customer. The increased allowance for doubtful accounts was to reserve against two foreign customers. The Korean customer mentioned previously is in default of a settlement agreement. In 2002, the Company also established a specific reserve for a Brazilian customer. This reserve is based on the customer's inability to adhere to the payment terms as defined in the payment restructuring agreement and its financial statement condition. Although the Registrant is considering its options to recover monies due, these accounts have been fully reserved.

         Revenues from long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. This method is used because management considers the cost-to-cost method to be the best available measure of progress on these contracts. At March 31, 2002, the Company had 5 contracts which were accounted for using the percentage of completion method. Due to the accounting for these contracts, the company recorded an asset of $253,000 for cost and estimated earnings in excess of billing and a liability of $150,000 for billing in excess of costs and estimated earnings.

          Inventories decreased from $4,100,000 to $3,113,000 at March 31, 2001 and 2002, respectively, a $987,000 decrease. In 2001, the Company purchased additional inventory due to expected shortages of critical parts and expected increase in Multichannel Multipoint Distribution Service (MMDS) sales. The MMDS sales did not materialize as expected. The Company has been able to reduce this inventory by utilizing it in new products and in new product lines, and retrofitting it into existing products whenever possible. The reserve for obsolete inventory was increased by $140,000 increasing this reserve to 18% of the current inventory up from 11% in 2001.

          Prepaid expenses increased from $160,000 to $231,000 at March 31, 2001 and 2002, respectively. A deposit with a vendor for an OEM part accounted for $68,000 of this change. Income tax refundable of $570,000 at March 31, 2002, is due to a recently enacted change in the Internal Revenue Code regarding the net loss carryback period.

          Property, plant and equipment, net, decreased $189,000 due to the sale of a parcel of land and depreciation expense of $154,000 for the year ended March 31, 2002.

          Other assets decreased from $2,398,000 at March 31, 2001 to
$585,000 at March 31, 2002.   The decrease is primarily due to a deferred tax
valuation allowance, reclassification of a Brazilian customer's receivable of $356,000 to current assets and the sales of the Company's 50% interest in Grand Forks Wireless at the exercise of the other partner's purchase option. In 2002, other assets also include a $100,000 restricted Certificate of Deposit required by the Company's primary lending institution.

          As previously mentioned, the Company established a valuation allowance for deferred income tax in 2002. The realization of the deferred income tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, which begin to expire in 2020. The ability to generate future taxable income levels significant enough to realize the benefit of this tax asset has become questionable.

          The backlog of unsold orders equaled $2,097,000 as of March 31, 2002, compared to $2,047,000 at March 31, 2001. Emcee's backlog is $1,181,000, and ABS' is $916,000 as of March 31, 2002. 2002.

          The Company had 41 full time employees at its facilities in Pennsylvania and Kentucky, as of March 31, 2002.

          Treasury stock decreased by 43,225 shares and a value of $200,166 at March 31, 2002. These unregistered shares were issued to certain eligible Directors in lieu of cash compensation for payment of director's fees.

          On June 7, 2001, the Company entered into a loan agreement with First Federal Bank in the aggregate amount of $2,000,000, 80% of which is guaranteed by the United States Department of Agriculture Rural Development Division. These loans consist of a $500,000 term loan and a $1,500,000 mortgage loan. Of the aggregate $2,000,000, approximately $1,115,000 was used to satisfy outstanding debt to the Company's former lender. The remainder was used as working capital. The mortgage loan matures in 2016 and requires monthly payments of $15,214. The term loan matures in 2006 and requires monthly payments of $10,379. These loans are collateralized by all assets of the Company and contain certain financial and other covenants. At March 31, 2002, the Company was in violation of one of these financial covenants, but has received a written waiver of this violation from the bank which will expire at the end of fiscal year 2003.

          Accounts payable increased $218,000 from $756,000 to $974,000 as of March 31, 2001 and 2002, respectively. The majority of the increase is due to delays in payments to vendors because of limited liquidity.

          Other accrued expenses decreased from $608,000 as of March 31, 2001 to $203,000 at March 31, 2002. The settlement agreement with the Korean customer allowed for the reversal of a $464,000 commission payable on the Korean sale.

          Deposits from customers decreased from $915,000 in fiscal 2001 to $421,000 as of March 31, 2002. The Korean customer's deposit of $138,000 was reversed. The balance of the change is the result of the timing of orders and shipments.

          On June 13, 2001, the Company, in two separate transactions, entered into stock option agreements which provided, in the aggregate, for the issuance of 800,000 shares of common stock at $0.75 per share. The options were exercised and provided $600,000 in equity for the Company. The net amount, after transaction expenses, was used for working capital.

          The Registrant continues to have limited ability to secure additional funds from debt or equity transactions. This, along with depressed market conditions, has created a level of doubt concerning the Company's ability to continue as a going concern. Despite the financial, operational and market conditions, management continues to implement a plan to stabilize finances and position the Company for future profitability.

ITEM 7.   FINANCIAL STATEMENTS

          See pages 26 to 45 of this report for the financial statements required by this Item.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following is an Exhibit Index of the applicable Exhibits to this report:

DESCRIPTION OF EXHIBIT              EXHIBIT NUMBER          PAGE NUMBER

  Articles of Incorporation
  and Bylaws

      Restated Certificate
      of Incorporation                  3 i                      46
      Bylaws                            3 ii                     (1)

  Material Contracts

       1996 Stock Option Plan           10                       55
       Agreement (Change in Control
       Agreements for certain
       Executive Officers)              10                       (2)
       Extension Agreement (extending
       the terms of certain Change in
       Control Agreements)              10                       (2)
       Settlement and Release
       Agreement                        10                       66

  Subsidiaries                          21                       75

     (1) Incorporated by reference from the Form 10-KSB filed by the Registrant with the U.S. Securities and Exchange Commission for fiscal year ended 1998.

     (2) Incorporated by reference from the Form 10-KSB filed with the U.S. Securities and Exchange Commission for fiscal year ended 2001.

          (b) Reports on Form 8-K. The Registrant filed one report on Form
8-K during the last quarter of the period covered by this report. That report, which was filed on January 7, 2002, announced that Joan H. Pecora had been hired as controller of the Company.

     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMCEE BROADCAST PRODUCTS, INC.

                              /s/ RICHARD J. NARDONE
                              Richard J. Nardone, President/CEO
                              Date: June 28, 2002

                              /s/ JOAN H. PECORA
                              Joan H. Pecora, Controller
                              Date: June 28, 2002

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERT HOSTETLER                    Date: June 28, 2002
Robert Hostetler, Director

/s/ TIMOTHY P. HULICK, Ph.D             Date: June 28, 2002
Timothy P. Hulick, Ph.D,
 Director

/s/ MICHAEL J. LEIB                     Date: June 28, 2002
Michael J. Leib, Director

/s/ RANDALL P. MARX                     Date: June 28, 2002
Randall P. Marx, Director

/s/ RICHARD J. NARDONE                  Date: June 28, 2002
Richard J. Nardone, Director

                   Independent Auditors' Report


Board of Directors
EMCEE Broadcast Products, Inc.
White Haven, Pennsylvania

We have audited the consolidated balance sheets of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2002 and 2001 and the related consoli-dated statements of loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Com-pany's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's significant net losses and operating cash flow deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ KRONICK KALADA BERDY & CO., P.C.
Kingston, Pennsylvania
June 6, 2002

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - MARCH 31, 2002 AND 2001

ASSETS
                                                     2002          2001
                                                    --------     ---------
Current assets:
    Cash                                        $    353,655    $  69,210
    Accounts receivable, net of allowance for
      doubtful accounts (2002, $1,281,000;
      2001,$388,000)                                 603,045    1,628,454
    Costs and estimated earnings in excess of
      billing on uncompleted contracts               252,511
    Inventories                                    3,113,284    4,099,919
    Prepaid expenses                                 230,994      160,043
    Income taxes refundable                          569,581

                                                   ---------   ----------
          Total current assets                     5,123,070    5,957,626
                                                   ---------   ----------

Property, plant and equipment:
    Land and land improvements                       235,142      246,841
    Building                                         617,475      617,475
    Machinery                                      2,180,262    2,203,134
                                                    ---------  ----------
                                                   3,032,879    3,067,450
    Less accumulated depreciation                  2,595,866    2,441,773
                                                    ---------  ----------
                                                     437,013      625,677
                                                    ---------  ----------
Other assets                                         584,650    2,398,011
                                                   ---------   ----------
Note receivable, sale of license                     555,000      540,000
Less deferred portion                            (   555,000) (   540,000)
                                                    ---------   ----------
                                                           0            0
                                                    ---------   ----------

          Total assets                           $ 6,144,733  $ 8,981,314
                                                    ========   ==========

See notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   2002           2001
                                                 ---------      --------
Current liabilities:
  Current portion of long-term debt            $    149,000 $    108,000
  Accounts payable                                  973,951      756,430
  Accrued expenses:
    Payroll and related expenses                    232,679      233,766
    Other                                           203,721      608,113
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                150,383
  Deposits from customers                           420,906      914,796
                                                  ---------    ---------
          Total current liabilities               2,130,640    2,621,105
                                                  ---------    ---------

Long-term debt, net of current portion            1,771,465    1,028,488
                                                  ---------    ---------
Shareholders' equity:
  Common stock, $.01 - 2/3 par;
   authorized 9,000,000 shares; issued
   5,206,361 shares and 4,406,361 shares
   for 2002 and 2001, respectively                   86,783       73,450
  Additional paid-in capital                      3,974,385    3,583,484
  Retained earnings (deficit)                   (   180,698)   3,512,795
                                                  ---------    ---------
                                                  3,880,470    7,169,729
  Less shares held in treasury, at cost
   (353,655 shares and 396,880 shares
    for 2002 and 2001, respectively)              1,637,842    1,838,008
                                                  ---------    ---------

                                                  2,242,628    5,331,721
                                                  ---------    ---------
          Total liabilities and equity          $ 6,144,733  $ 8,981,314
                                                  =========    =========

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS - YEARS ENDED MARCH 31, 2002 AND 2001

                                                     2002          2001
                                                 ----------     ----------
Net sales                                        $ 6,342,773  $ 6,108,770
Costs of products sold                             5,676,651    5,707,502
                                                   ---------    ---------
Gross profit                                         666,122      401,268
                                                   ---------    ---------
Operating expenses:
    Selling                                          930,224    1,129,767
    General and administrative                     2,299,467    1,736,329
    Research and development                         288,826      454,592
                                                   ---------    ---------
                                                   3,518,517    3,320,688
                                                   ---------    ---------
Loss from operations                              (2,852,395)  (2,919,420)
                                                   ---------    ---------
Other income (expense), net:
    Interest expense                             (   165,355) (   126,234)
    Interest income                                   24,706      111,146
    Other                                             76,551  (   169,938)
                                                     -------      -------
                                                 (    64,098) (   185,026)
                                                     -------      -------
Loss before income taxes                         ( 2,916,493) ( 3,104,446)

Income tax (expense) benefit                     (   777,000)   1,099,000
                                                   ---------    ---------

Net loss                                         $(3,693,493) $(2,005,446)
                                                   =========    =========

Basic loss per share                                   $(.79)       $(.50)
                                                         ===          ===
Weighted average shares of common
 stock outstanding                                 4,664,970    4,004,624
                                                   =========    =========

See notes to consolidated financial statements

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - YEARS ENDED MARCH 31, 2002
AND 2001

                           Common Stock          Additional     Retained
                                                 Paid-in        Earnings
                           Shares     Amount     Capital        (Deficit)
                           --------   -------   -----------   -----------
Balance, March 31, 2000    4,406,361  $73,450   $3,583,484     $5,518,241

Treasury stock issued

Net loss for the year                                          (2,005,446)
                           ---------   ------    ---------      ---------
Balance, March 31, 2001    4,406,361   73,450    3,583,484      3,512,795

Common stock issued          800,000   13,333      564,567

Treasury stock issued                           (  173,666)

Net loss for the year                                          (3,693,493)
                           ---------   -------   ---------      ---------
Balance, March 31, 2002    5,206,361   $86,783  $3,974,385    $(  180,698)
                           =========   =======   =========      ==========



EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - YEARS ENDED MARCH 31, 2002
AND 2001

                             Treasury Stock
                           Shares      Amount       Total
                           -------   ----------   ----------
Balance, March 31, 2000   401,764   $(1,860,651)   $7,314,524

Treasury stock issued     ( 4,884)       22,643        22,643

Net loss for the year                              (2,005,446)
                          -------     ---------     ---------
Balance, March 31, 2001   396,880    (1,838,008)    5,331,721

Common stock issued                                   577,900

Treasury stock issued     (43,225)      200,166        26,500

Net loss for the year                             ( 3,693,493)
                          -------    ----------     ---------
Balance, March 31, 2002   353,655   $(1,637,842)  $ 2,242,628
                          =======     =========     =========

See notes to consolidated financial statements

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED MARCH 31, 2002 AND 2001

                                                    2002           2001
                                                  ----------    ----------
Cash flows from operating activities:
  Net loss                                       $(3,693,493) $(2,005,446)
  Adjustments:
    Depreciation                                     177,000      203,730
    Amortization                                      37,000       18,467
    Gain on sale of assets, net                   (   61,681)
    Provision for doubtful accounts                  895,000      324,000
    Treasury stock issued for directors fees          26,500       22,643
    Loss on equity investments                        33,106      171,040
    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                      (   116,387) (   409,580)
        Costs and estimated earnings in excess of
         billings on uncompleted contracts       (   252,511)
        Inventory                                    986,635  (   814,038)
        Prepaid expenses                         (    70,951) (    79,930)
        Income taxes refundable                  (   569,581)     373,000
        Deferred income taxes                      1,347,000  (1 ,098,000)
        Other assets                                          (   111,888)
       Increase (decrease) in:
        Accounts payable                             217,521      343,230
        Accrued expenses                              57,913      169,588
        Billings in excess of costs and estimated
         earnings on uncompleted contracts           150,383
        Deposits from customers                  (   354,912)     850,549
                                                    --------      -------

           Net cash used in operating activities ( 1,191,458)  (2,042,635)
                                                   ---------    ---------
Cash flows from investing activities:
    Purchases of:
        Property, plant and equipment                         (    71,516)
        U.S. Treasury Bills                                   (   809,101)
        Advanced Broadcast Systems                            (   500,000)
    Proceeds from:
        Maturities of U.S. Treasury Bills                       2,582,701
        Sale of assets                               300,000      250,000
    Other assets                                              (    35,677)
    Restricted cash                              (   100,000)
                                                   ---------    ---------
          Net cash provided by investing activities  200,000    1,416,407
                                                    --------    ---------

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)- YEARS ENDED MARCH 31, 2002
AND 2001

                                                    2002           2001
                                                   ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of:
    Long-term debt                                 2,000,000    1,115,527
    Common stock, net                                577,900
  Payments on long-term debt                      (1,216,023)  (  681,393)
  Loan origination fee                            (   85,974)
                                                   ---------     --------
        Net cash provided by financing activities  1,275,903      434,134
                                                   ---------     --------
Net increase (decrease) in cash                      284,445   (  192,094)

Cash, beginning                                       69,210      261,304
                                                     -------      -------
Cash, ending                                    $    353,655  $    69,210
                                                     =======    =========

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the year for:
    Interest                                    $    165,000  $   134,000
    Income taxes                                              $(  373,000)

Fair value of assets acquired and liabilities assumed or settled for purchase of Advanced Broadcast Systems, Inc.:
    Equipment                                                 $   245,000
    Inventory                                                     178,568
    Accounts receivable                                            90,595
    Goodwill                                                      200,505
    Accounts payable                                          (    44,529)
    Accrued liabilities                                       (    20,139)
    Inter-company payables                                    (   150,000)
                                                                  -------
    Cash paid                                                 $   500,000
                                                                  =======
Non-cash items, decreases in:
    Accounts receivable                         $(   602,370)
    Accrued expenses, other                          463,392
    Customer deposits                                138,978
                                                     -------
                                                $          0
                                                     =======

See notes to consolidated financial statements

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - YEARS ENDED MARCH 31, 2002 AND
2001

1. Summary of significant accounting policies and significant estimates:

   Principles of consolidation:
   The consolidated financial statements include the accounts of EMCEE Broadcast Products, Inc. and Its subsidiaries, all of which are wholly-owned (together, the Company). All significant intercompany accounts and transactions have been eliminated.

   Acquisition:
   During the fiscal year ended March 31, 2001, the Company completed its acquisition of Advanced Broadcast Systems, Inc. (ABS) for approximately $500,000 in cash. ABS is a manufacturer of commercial high and medium power analog and digital television transmitters for UHF broadcast markets. This acquisition was completed using the purchase method of accounting. In connection with this purchase, the Company recorded Goodwill in the amount of $272,000.

   Revenue recognition:
   Revenue from product sales of equipment is recognized at the time of delivery and after consideration of all the terms and conditions of the customers' contract (purchase order). Revenues from long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. This method is used be-cause management considers the cost-to-cost method to be the best available measure of progress on these contracts. Contract costs include all direct costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profit ability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

   The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

1. Summary of significant accounting policies and significant estimates (continued):

   During 1992, a rural cellular license was sold for $3,100,000. The initial payment was $845,000, net of closing costs of $155,000. The $2,100,000 balance, which bore interest at 7% payable at maturity, was due in December 1996. None of the deferred payment and the related interest income was recognized prior to 1997 because of their extended collection period and because there was not a reasonable basis to evaluate the likelihood of collection. On April 3, 1997, the Company collected $2,500,000 and received an unsecured $500,000 note receivable as settlement of the original note.

   The $555,000 note receivable is due and payable upon the occurrence of any one or more of certain specified events involving the debtor including, but not limited to, acquisition, merger, bankruptcy, and insolvency. None of the specified events relate to the debtor's normal operations. The $555,000 includes accrued interest calculated at 3%. The note receivable is fully reserved because it has no definite collection period and because there is not a reasonable basis to evaluate the likelihood of collection.

     Restricted cash:
   At March 31, 2002, restricted cash consists of $100,000 invested in a Certificate of Deposit as required by the debt agreement.

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

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

1. Summary of significant accounting policies and significant estimates (continued):

   Use of estimates:
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   At March 31, 2002 and 2001, a significant portion of the inventory of one of the Company's products is in excess of the Company's current requirements based on the recent level of sales. Management has developed a program to reduce this inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

2.     Cash concentration:

   The Company maintains its cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash at March 31, 2002 was $437,000.

3.   Loss per share:

   Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 2002 or 2001 because the assumed exercise of the options would be anti-dilutive.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

4. Segment information:

   The Company has two operating segments, EMCEE and ABS, which manufacture and sell a variety of products. EMCEE manufactures principally multichannel multipoint distribution service (MMDS) transmitters. ABS manufactures medium to high power transmitters. The following is a summary of certain financial information relating to the two segments:

                                                    2002           2001
                                                  ---------     ---------
Total revenue by segment:
         EMCEE                                  $ 3,743,000   $ 4,920,000
         ABS                                      2,599,000     1,189,000
                                                  ---------     ---------
                                                $ 6,342,000   $ 6,109,000
                                                  =========     =========
       Operating loss by segment:
         EMCEE                                  $(2,752,000)  $(2,762,000)
         ABS                                     (  100,000)   (  157,000)
                                                  ----------    ---------
                                                $(2,852,000)  $(2,919,000)
                                                  =========     =========
       Identifiable assets by segment:
         EMCEE                                  $ 5,300,000   $ 7,462,000
         ABS                                        445,000       880,000
                                                  ---------     ---------
         Total identifiable assets                5,745,000     8,342,000

         Corporate                                  400,000       639,000
                                                  ---------     ---------
         Total assets                           $ 6,145,000   $ 8,981,000
                                                  =========     =========

       Depreciation and amortization by segment:
         EMCEE                                 $     99,000   $   132,000
         ABS                                         78,000        39,000
         Corporate                                   37,000        51,000
                                                   --------       -------
                                               $    214,000   $   222,000
                                                   ========       =======
       Capital expenditures by segment:
         EMCEE                                 $          0   $    27,000
         ABS                                              0        18,000
            Corporate                                     0        27,000
                                                   --------        ------
                                               $          0   $    72,000
                                                   ========        ======

   The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

4. Segment information (continued):

   Major customers are those that individually account for more than 10% of the Company's consolidated revenues. For the year ended March 31, 2002, no customer qualified as a major customer. For the year ended March 31, 2001, one customer with sales of $1,221,000 qualified as a major customer. At March 31, 2002 and 2001, the major customer accounted for 0% and 67%, respectively, of the Company's consolidated current accounts receivable. The Company has reserved $1,274,000 at March 31, 2002 for 2001's major customer and another foreign sales customer. As of March 31, 2001, the Company reserved $384,000 for the major customer. The impaired receivables amounted to $1,280,000 and $1,371,000 at March 31, 2002 and 2001, respectively. Due to a settlement agreement reached in 2002 with the 2001 major customer, approximately $602,000 of accrued expenses and customer deposits were offset against the 2002 receivable. The Company continues to pursue collection of the amounts outstanding from these customers. These amounts are not supported by letters of credit.

   The Company performs ongoing credit evaluations of its customers and, when deemed necessary and when possible, requires deposits and a letter of credit or sight drafts on foreign sales and deposits on domestic sales.

   Foreign sales amounted to $1,107,000 and $3,513,000 for 2002 and 2001, respectively. Sales by foreign geographic regions are as follows:

                                         2002                 2001
                                       ---------          ------------
    South America                   $    360,000         $    614,000
    Caribbean                            229,000              167,000
    Europe                               191,000              495,000
    Asia/Pacific Rim                     127,000            1,705,000
    North America                         97,000              130,000
    Africa                                55,000               20,000
    Central America                       48,000              309,000
    Other                                                      73,000
                                       ---------            ---------
                                      $1,107,000          $ 3,513,000
                                       =========            =========

   Revenues are attributed to regions based on location of customers. All long-lived assets and, at March 31, 2001, deferred tax assets are attributable to the United States. All foreign sales are contracted in United States currency; therefore, there is no impact from foreign currency rates.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

5. Costs, estimated earnings and billings on uncompleted contract:

                                                          2002
                                                       ---------
    Costs incurred on uncompleted contract           $ 1,521,197
    Estimated earnings                                   347,287
                                                        --------
                                                       1,868,484
    Less billings to date                              1,766,356
                                                       ---------
    Net                                              $   102,128
                                                       =========

  This amount is included in the accompanying balance sheet under the following captions:


                                                           2002
                                                        ---------
    Costs and estimated earnings in excess of
     billings on uncompleted contracts               $    252,511
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                   (150,383)
                                                          -------
    Net                                              $    102,128
                                                          =======

6. Inventories:
                                                   2002          2001
                                                ---------    ---------
   Finished goods                            $    404,000  $   433,000
   Work-in-process                                627,000      731,000
   Raw materials                                  624,000    1,225,000
   Manufactured components                      1,458,284    1,710,919
                                                ---------    ----------
                                              $ 3,113,284  $ 4,099,919
                                                =========   ==========

7. Long-term debt:
                                                   2002          2001
                                                ---------   ----------
    Term loan, bank                           $ 1,464,000
    Equipment loan, bank                          439,000
    Other loans                                    17,465  $ 1,136,488
                                                ---------    ---------
                                                1,920,465    1,136,488
    Less current portion                          149,000      108,000
                                                ---------    ---------
                                              $ 1,771,465  $ 1,028,488
                                                =========   ==========

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

7. Long-term debt (continued):

   The term loan, bank at March 31, 2002 matures in 2016 and requires monthly payments of $15,214. Interest is calculated at 9% and adjusts every three years to 2% above the national prime rate. The equipment loan matures in 2006, requires monthly payments of $10,379 and interest is calculated at 9%. These loans are collateralized by principally all assets of the Company and contain certain financial and other covenants and are 80% guaranteed by the United States Department of Agriculture. At March 31, 2002, the Company was in violation of one of these financial covenants. The bank waived the covenant violation. In addition, both loans contain prepayment penalties. The proceeds of these loans were used to refinance approximately $1,115,000 of the 2001 other loans.

   Principal repayment of the long-term debt, based on current interests, are as follows:

                    2003                              $  149,000
                    2004                                 158,000
                    2005                                 181,000
                    2006                                 198,000
                    2007                                 115,000
                    Thereafter                         1,119,465
                                                       ---------
                                                      $1,920,465
                                                       =========
8. Other assets:

                                                     2002        2001
                                                 ----------   ----------
   Investments, equity method                   $   184,895  $   444,656
   Loan origination fees                             71,894
   Accounts receivable                                           355,574
        Goodwill                                    227,861      250,781
        Deferred income taxes                                  1,347,000
        Restricted cash                             100,000
                                                    -------    ---------
                                                $   584,650   $2,398,011
                                                    ====================

   The investments are in companies who own and/or operate businesses that provide rapid access to the internet, wireless cable television, and other types of telecommunication service. One of these companies was sold in 2002.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

9. Common stock:

   A nonqualified stock option plan provides for the grant of options to purchase up to 100,000 shares. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 100,000 options were available for grant at March 31, 2002. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. All outstanding options granted expire after 5 years and vest over two years.

   Changes in outstanding common stock options granted are summarized below:

                                     2002                      2001
                               Number      Average       Number     Average
                               of          exercise      of         exercise
                               shares      price         shares     price
                              --------   ---------      --------    -------
Balance at beginning of year    99 400      $6.16       126,675      $5.81
Options forfeited               99,400       6.16        27,275       4.52
                                ------       ----       -------       ----
Balance at end of year               0          0        99,400      $6.16
                                ======       ====       =======       ====

Options exercisable at year-end                          99,400      $6.16

   During 1997, warrants to purchase 200,000 shares of common stock at $9.76 a share were issued and remained outstanding at March 31, 2001. These warrants expired in May 2001.

   The Company in accordance with an election under generally accepted accounting principles for stock options has recorded no compensation cost.

   In June 2001, the Company entered into two stock option agreements which were exercised and provided for the issuance of 800,000 shares of common stock at $.75 per share. These options were issued outside the option plan discussed previously.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

10. Income taxes:

   The following table sets forth the current and deferred amounts of the provisions for income tax (expense)benefit for the years ended March 31, 2002 and 2001:

                                                   2002          2001
                                                -----------   ---------

    Current                                    $    570,000
    Deferred                                     (1,347,000) $ 1,099,000
                                                  ---------    ---------
                                               $(   777,000) $ 1,099,000
                                                 ==========   ==========

  Due to a change in the Internal Revenue Code regarding the net operating loss carryback period, $570,000 was reclassified from deferred to current in 2002.

   The provisions for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory Federal rate of 34% for the years ended March 31, 2002 and 2001 as follows:

                                                  2002            2001
                                               ---------      ----------
    Federal income tax benefit at the
     statutory rate                       $      991,000      $1,055,000
    Federal income tax credit                     22,000          21,000
    Other                                                         23,000
    Valuation allowance                       (1,790,000)
                                               ---------       ---------
   (Expense) benefit for income taxes       $(   777,000)     $1,099,000
                                              ===========      =========

   The tax effects of net operating loss carryforwards and temporary differences that give rise to deferred income taxes at March 31, 2002 and 2001 are presented in the table below:
                                                2002              2001
                                             ---------         ---------
    Deferred tax assets:
     Net operating loss carryforwards     $    982,000       $   879,000
     Accounts receivable                       435,000           131,000
     Inventory                                 247,000           212,000
     Employee benefits                          54,000            59,000
     Investments                                34,000            34,000
     Property and equipment                     34,000            28,000
     Other differences                           4,000             4,000
     Less valuation allowance               (1,790,000)
                                             ---------         ---------
      Total deferred tax assets            $         0        $1,347,000
                                             ==========       ==========

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

10. Income taxes (continued):

   A valuation allowance is required when it is more likely than not that some portion of the deferred tax asset will not be realized. Realization is dependent on generating sufficient future taxable income.

   The net operating loss carryforwards reflect the federal income tax benefit of $2,888,000 in loss carryforwards, which begin to expire in 2020.

11. Fair value of financial instruments:

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

   A summary at March 31, 2002 and 2001 is as follows:

                                       2002                   2001
                               Carrying     Fair     Carrying       Fair
                               value        value     value         value
                              ---------   --------   ----------     --------
    Short-term assets       $1,526,281   $1,526,281  $1,697,664    $1,697,664
    Other long-term assets     100,000      100,000     355,574       355,574
    Short-term liabilities   1,410,351    1,410,351   1,598,309     1,598,309
    Debt                     1,920,465    1,920,465   1,136,488     1,136,488

   Short-term asset and liabilities (exclusive of bank debt):
   The fair values of cash, accounts receivable, refundable income taxes, accounts payable and other short-term financial liabilities approximate their carrying values due to the short-term nature of these financial instruments.

   Other long-term assets:
   Fair value of restricted cash and long-term accounts receivable is estimated to approximate carrying value.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)- YEARS ENDED MARCH 31, 2002 AND 2001

11. Fair value of financial instruments (continued):

   Debt:
   The fair value of debt that is variable rate debt that is partially guaranteed and reprices regularly or was refinanced subsequent to year end at principal amounts using comparable interest rate methodology approximates the carrying amounts. The fair value of partially guaranteed fixed rate debt whose interest rate approximates the current rate also approximates carrying value.

12. Fourth quarter adjustments (unaudited):

   Year end adjustments, which affected the results of operations for the fourth quarter of 2002 and related principally to accounts receivable, resulted in fourth quarter losses of $77,000, which is $.02 per share. Had the adjustments been reported in prior quarters, results of operations for the fourth quarter would have been a net loss of $300,000 ($.06 per share).

13. Going concern:

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   As shown on the accompanying financial statements, the Company incurred losses of $3,693,493 and $2,005,446 during the years ended March 31, 2002 and 2001, respectively, and had operating cash flow deficiencies in those years. The Company's working capital requirements have been funded by proceeds from refinanced long-term debt and the issuance of 800,000 shares of common stock and sale of assets for year ended March 31,2002, and proceeds from the sale of U.S. Treasury Bills for the year ended March 31, 2001.

   The Company has developed and is currently implementing a plan to increase revenue and gross margins. The plan includes reorganization and restructuring, addition of a seasoned sales executive, a new product line in the 3.5 GHz frequence and pursuing partnering arrangements with consulting engineers, operators and integrators.

   The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments relating to the recoverability of recorded assets or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

             RESTATED CERTIFICATE OF INCORPORATION
                               OF
                 EMCEE BROADCAST PRODUCTS, INC.

     EMCEE Broadcast Products, Inc., a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

     1. The name of the corporation is EMCEE Broadcast Products, Inc., and the name under which the corporation was originally incorporated is Electronics, Missiles & Communications, Inc.

          The date of filing of its original Certificate of Incorporation with the Secretary of State was May 23, 1960.

     2. This Restated Certificate of Incorporation only restates and integrates and does not further amend the provisions of the Certificate of Incorporation of this corporation as heretofore amended or supplemented, and there is no discrepancy between those provisions and the provisions of this Restated Certificate of Incorporation.

     3. The text of the Certificate of Incorporation as amended or supplemented heretofore is hereby restated without further amendments or changes to read as herein set forth in full:

          FIRST.    The name of the corporation is EMCEE BROADCAST PRODUCTS,
     INC.

          SECOND.   Its principal office in the State of Delaware is located
     at No. 100 West Tenth Street, in the City of Delaware, County of New Castle. The name and address of its resident agent is The Corporation Trust Company, No. 100 West Tenth Street, Wilmington 99, Delaware.

          THIRD.    The nature of the business, or objects or purposes to be
     transacted, promoted or carried on are:

               To manufacture, produce, assemble, fabricate, import, lease, purchase or otherwise acquire; to invest in, use, hold, own, license the use of, install, handle, maintain, service or repair, to sell, pledge, mortgage, exchange, export, import, distribute, lease, assign, and otherwise dispose of, and generally trade in and deal in, to carry on research, development, engineering, design, technical studies, consulting, invention, and revision of, electronic systems, equipment and components, and electrical, and electromechanical apparatus and equipment of all kinds and descriptions, electronics, telecommunications, communications and similar equipment of all descriptions, including but not limited to high frequency, very high frequency, ultra high frequency, microwave, infra-red, relays and repeaters, electronic test equipment, equipment and systems for relaying broadcasting, transmitting and receiving signals, equipment and systems for computing measurements and control of signals, radio, sonar, radar, television and related and similar devices and equipment, cables, motors, dynamos, generating plants, meters, supplies, parts, equipment, apparatus, machinery, improvements, appliances, tools and goods, wares, merchandise, commodities, articles of commerce and property of every kind and description, services of every kind and description dealing with communications, reception and transmission of sound and light waves, and all and any products, machinery, equipment and supplies used or useful in connection with the foregoing.

               To manufacture, purchase or otherwise acquire, invest in, own, mortgage, pledge, sell, assign and transfer or otherwise dispose of, trade, deal in and deal with goods, wares and merchandise and personal property of every class and description.

               To acquire, and pay for in cash, stock or bonds of this corporation or otherwise, the good will, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm, association or corporation.

               To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trade-marks and trade names, relating to or useful in connection with any business of this corporation.

               To acquire by purchase, subscription or otherwise, and to receive, hold, own, guarantee, sell, assign, exchange, transfer, mortgage, pledge or otherwise dispose of or deal in and with any of the shares of the capital stock, or any voting trust certificates in respect of the shares of capital stock, scrip, warrants, rights, bonds, debentures, notes, trust receipts, and other securities, obligations, choses in action and evidences of indebtedness or interest issued or created by any corporations, joint stock companies, syndicates, associations, firms, trusts or persons, public or private, or by the government of the United States of America, or by any foreign government, or by any state, territory, province, municipality or other political subdivision or by any governmental agency, and as owner thereof to possess and exercise all the rights, powers and privileges of ownership, including the right to execute consents and vote thereon, and to do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

               To enter into, make and perform contracts of every kind and description with any person, firm, association, corporation, municipality, county, state, body politic or government or colony or dependency thereof.

               To borrow or raise moneys for any of the purposes of the corporation and, from time to time without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment of any thereof and of the interest thereon by mortgage upon or pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation, whether at the time owned or thereafter acquired, and to sell, pledge or otherwise dispose of such bonds or other obligations of the corporation for its corporate purposes.

               To loan to any person, firm or corporation any of its surplus funds, either with or without security.

               To purchase, hold, sell and transfer the shares of its own capital stock; provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital except as otherwise permitted by law, and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

               To have one or more offices, to carry on all or any of its operations and business and without restriction or limit as to amount to purchase or otherwise acquire, hold, own, mortgage, sell, convey or otherwise dispose of, real and personal property of every class and description in any of the states, districts, territories or colonies of the United States, and in any and all foreign countries, subject to the laws of such state, district, territory, colony or country.

               In general, to carry on any other business in connection with the foregoing, and to have and exercise all the powers conferred by the laws of Delaware upon corporations formed under the General Corporation Law of the State of Delaware, and to do any or all of the things hereinbefore set forth to the same extent as natural persons might or could do.

                  The objects and purposes specified in the foregoing clauses shall, except where otherwise expressed, be in nowise limited or restricted by reference to, or inference from, the terms of any other clause in this certificate of incorporation, but the objects and purposes specified in each of the foregoing clauses of this article shall be regarded as independent objects and purposes.

          FOURTH.   The total number of shares which the company shall be
     authorized to issue is nine million (9,000,000) shares of the Par Value of One and Two-Thirds Cents ($.01667) per share.

          No stockholder of this corporation shall by reason of his holding shares of any class have any preemptive or preferential right to purchase or subscribe to any shares of any class of this corporation, now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase shares of any class, now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the dividend or voting rights of such stockholder, other than such rights, if any, as the board of directors, in its discretion from time to time may grant and at such price as the board of directors in its discretion may fix; and the board of directors may issue shares of any class of this corporation, or any notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase shares of any class, without offering any such shares of any class, either in whole or in part, to the existing stockholders of any class.

          FIFTH.    The minimum amount of capital with which the corporation
     will commence business is One Thousand Dollars ($1,000.00).

          SIXTH.    The names and places of residence of the incorporators are as follows:

          NAMES                    RESIDENCES
          R. F. Westover           Wilmington, Delaware
          L. A. Schoonmaker        Wilmington, Delaware
          S. E. Manuel             Wilmington, Delaware

          SEVENTH.  The corporation is to have perpetual existence.

          EIGHTH.   The private property of the stockholders shall not be
     subject to the payment of corporate debts to any extent whatever.

          NINTH.    In furtherance and not in limitation of the powers
     conferred by statute, the board of directors is expressly authorized:

          To make, alter or repeal the by-laws of the corporation.

          To authorize and cause to be executed mortgages and liens upon the real and personal property of the corporation. To set apart out of any of the funds of the corporation available for dividends a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.

          By resolution passed by a majority of the whole board, to designate one or more committees, each committee to consist of two or more of the directors of the corporation, which, to the extent provided in the resolution or in the by-laws of the corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in the by-laws of the corporation or as may be determined from time to time by resolution adopted by the board of directors. When and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called for that purpose, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may be in whole or in part shares of stock in, and/or other securities of, any other corporation or corporations, as its board of directors shall deem expedient and for the best interests of the corporation.

          TENTH. Meetings of stockholders may be held outside the State of Delaware, if the by-laws so provide. The books of the corporation may be kept (subject to any provision contained in the statutes)outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation. Elections of directors need not be by ballot unless the by-laws of the corporation shall so provide.

          ELEVENTH. The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

          TWELFTH. The personal liability of a director of this corporation to the corporation or to its stockholders for monetary damages for breach of fiduciary duty as a director is eliminated, provided that such elimination shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under the provisions of Section 174 of the Delaware Corporation Law, or
     (iv) for any transaction from which the director derived an improper personal benefit. Such elimination shall eliminate the liability of the director for any act or omission occurring at or after the date when this Article has been filed with and approved by the Secretary of the State of Delaware.

     4. This Restated Certificate of Incorporation was duly adopted by the Board of Directors in accordance with Section 245 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said EMCEE Broadcast Products, Inc. has caused this Certificate to be signed by James L. DeStefano, its President/CEO, this 19th day of November, 1996.

                              EMCEE BROADCAST PRODUCTS, INC.

                              BY: /s/ James L. DeStefano
                              TITLE: President/CEO

                 EMCEE BROADCAST PRODUCTS, INC.
                 NONSTATUTORY STOCK OPTION PLAN

     THIS NONSTATUTORY STOCK OPTION PLAN (the "PLAN"), approved by the affirmative vote of a majority of the stockholders of EMCEE Broadcast Products, Inc. (the "COMPANY"), a Delaware corporation, present in person or represented by proxy, at the 1996 Annual Meeting of Stockholders on August 26, 1996 (the "EFFECTIVE DATE"), in accordance with the applicable laws of the State of Delaware.
                     ARTICLE I - DEFINITIONS
     1.1 The following is a list which sets forth the meaning of certain terms used in this Plan which are not elsewhere defined herein:

          1.1.1 "Administering Body" shall mean the Board or the Committee.

          1.1.2     "Board" shall mean the Board of Directors of the Company.

          1.1.3 "Code" shall mean the Internal Revenue Code of 1986, as amended.

          1.1.4 "Committee" shall mean the Stock Option Committee of the Board or such other committee of the Board, duly established and constituted by the Board from time to time by resolution.

          1.1.5 "Company Stock" shall mean the common stock of the Company.

          1.1.6 "Date of Grant" shall mean the date on which the Administering Body, by resolution, grants an Option to an Optionee.

          1.1.7 "Disinterested Person" shall have the meaning ascribed to it in Rule 16b-3 under the 1934 Act.

          1.1.8 "Fair Market Value" shall mean the average of the highest and lowest prices per share of Company Stock on the NASDAQ National Market or on such other market or exchange on which the Company Stock is then traded, as reported in the Wall Street Journal; in the absence of such a report on the Date of Grant in question, the first preceding day on which there was such a report shall be used.

          1.1.9     "1934 Act" shall mean the Securities Exchange Act of 1934.

          1.1.10 "Option" shall mean an option to purchase Company Stock pursuant to the provisions of this Plan.

          1.1.11 "Optionee" shall mean any director (unless he is a member of the Administering Body), officer or other key management employee of the Company or any Subsidiary to whom an Option, which has not expired or been terminated, has been granted under the provisions of this Plan.

          1.1.12 "Stock Option Agreement" shall mean a written instrument approved by the Administering Body from time to time, setting forth the terms and conditions under which an Optionee has been granted an Option.

          1.1.13 "Subsidiary" shall mean a subsidiary corporation of the Company as defined in Section 424 of the Code.

          1.1.14 "Termination Date" shall mean August 25, 2006, at 5:00 P.M.

                   ARTICLE II - PLAN FORMATION
     2.1 This Plan shall be known as the "1996 EMCEE Broadcast Products Stock Option Plan".

     2.2 The purpose of this Plan is to advance the interests of the Company and its shareholders by affording eligible directors, officers and key management employees of the Company and its Subsidiaries the opportunity to become owners, or to increase their ownership of, Company Stock, and to motivate and retain such individuals, upon whose judgment, initiative, leadership and continued efforts the success of the Company in large measure depends, as well as to attract highly competent individuals to such positions.

     2.3  The Options are not "incentive stock options" within the meaning of
Section 422 of the Code.

     2.4 This Plan is intended to be a plan, the transactions of which, as to directors and officers, shall be exempt from Section 16 (b) of the 1934 Act, pursuant to Rule 16b-3 under the 1934 Act.

     2.5 This Plan shall begin and take effect on the Effective Date and shall end and terminate on and as of the Termination Date.

                ARTICLE III - PLAN ADMINISTRATION
     3.1 This Plan shall be administered by the Administering Body. If the Administering Body is the Committee, it shall report all action taken by it to the Board. All members of the Administering Body must be Disinterested Persons.

     3.2 Subject to the provisions of this Plan, the Administering Body shall have full and final authority, in its discretion, to take any and all actions and to make any and all determinations deemed necessary or advisable for the proper administration of this Plan, for which all such actions and determinations shall be conclusively binding for all purposes and upon all persons and entities, including, but not limited to:

          3.2.1     determining and choosing Optionees;

          3.2.2 determining the time or times at which Options shall be granted;

          3.2.3 determining the number of shares of Company Stock which shall be subject to each Option;

          3.2.4     construing and interpreting this Plan; and

          3.2.5 determining the terms and conditions of Stock Option Agreements, which need not be identical, including, but not limited to, terms covering the payment of the "Option Price" (defined hereinafter).

     3.3 In determining the eligibility of, and in choosing an Optionee, as well as the number of shares of Company Stock covered by an Option granted to each such Optionee, the Administering Body shall consider such individual's position and responsibilities, the nature and value to the Company or its Subsidiary of such individual's services, such individual's present and/or potential contribution to the success of the Company or a Subsidiary and such other performance and contribution factors applicable to such individual as the Administering Body may deem relevant.

          ARTICLE IV - COMPANY STOCK SUBJECT TO OPTIONS;
                    OPTION PRICE; ANTIDILUTION
     4.1 Subject to Section 4.5 hereof, the aggregate number of shares of Company Stock available for Options granted pursuant to this Plan shall not exceed one hundred thousand (100,000).

     4.2 In the event of a forfeiture or rejection of an Option, or in the event any Stock Option Agreement or Option shall terminate or expire for any reason or be surrendered without having been fully exercised, then, in any such event, the shares of Company Stock subject thereto which were not purchased by the Optionee shall again become available for Options to be granted subsequently under this Plan.

     4.3 The Company Stock to be issued pursuant to the exercise of any Option shall be registered under applicable federal and state securities laws prior to the date on which the Option may be exercised by the Optionee, and may come from authorized but unissued shares or treasury stock.

     4.4 The price per share of Company Stock for which Options may be granted hereunder (the "OPTION PRICE") shall be the Fair Market Value thereof on the Date of Grant. If the Company Stock is at any time traded on more than one market or exchange, the Administering Body shall exercise its discretion in determining which such market or exchange shall be used in determining Fair Market Value.

     4.5 Subject to the provisions of Article VI hereof, in order to prevent the enlargement or dilution of rights, in the event that the outstanding shares of Company Stock are hereafter changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation, whether by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split, stock dividend, subdivision, reverse split or otherwise, the Administering Body shall, on the basis of a determination made by the Company's independent auditors, which determination shall be binding on the Company, its Subsidiaries and all Optionees, proportionately adjust the aggregate number and kind of shares available hereunder for Options and the rights under outstanding Options granted hereunder, both as to the number of shares and the Option Price.

       ARTICLE V - GENERAL TERMS AND CONDITIONS OF OPTIONS
     5.1 Each Option granted under this Plan shall be evidenced by a Stock Option Agreement, which will incorporate by reference all of the provisions of this Plan, and which must be duly executed by the Company and the Optionee. The date of each Stock Option Agreement shall be the Date of Grant of the Option therefor, irrespective of the date of execution thereof. The Administering Body shall have the discretion to cause a forfeiture of the grant of any Option if the Optionee has not executed and delivered the Stock Option Agreement by a date certain specified by the Administering Body, which shall in no event be less than seven (7) calendar days from the date the Stock Option Agreement is delivered to the Optionee for execution.

     5.2 The Expiration Date of each Option shall be fixed by the Administering Body, but such expiration date shall not exceed ten (10) years from the Date of Grant. Provided that the Date of Grant of an Option shall precede the Termination Date, the expiration date thereof, subject to the immediately preceding sentence in this Section 5.2, may be subsequent to the Termination Date.

     5.3 Notwithstanding any possible contrary interpretation of any provision set forth in any Stock Option Agreement or this Plan, neither this Plan nor any Stock Option Agreement shall entitle an Optionee to any of the rights of a stockholder of the Company. No Optionee shall have any such rights unless and until duly authorized certificates evidencing the shares of Company Stock purchased are delivered to the Optionee.

     5.4 An Option may be exercised all at one time or in part from time to time, at the discretion of the Optionee, during the term thereof; provided, however, that each Stock Option Agreement shall provide that no Optionee may exercise an Option, in whole or in part, until at least two (2) years have expired from the Date of Grant; and provided further that no partial exercise of an Option may be for less than one hundred (100) shares or, if less, the number of shares remaining available thereunder.

     5.5 Subject to the expiration date thereof and the provisions of this Plan, each Option shall be exercisable during the Optionee's lifetime only by the Optionee. No Option shall be transferable or assignable by an Optionee other than by will or the laws of descent and distribution or pursuant to a "qualified domestic relations order" as defined by the Code or Title I of the Employee Retirement Income Security Act ("ERISA"), or the rules thereunder. Except as expressly permitted herein, an Option shall terminate and become null and void if it or the Stock Option Agreement therefor is transferred, assigned, pledged or hypothecated in any way or becomes subject to any security interest, lien or other encumbrance, or to levy, execution, attachment or similar process.

     5.6 Upon termination of an Optionee's employment with the Company or its Subsidiary, or the date on which he ceases to be a director, as the case may be, the Optionee's rights and privileges with respect to an Option granted to him pursuant to this Plan shall be limited in the manner set forth in his Stock Option Agreement or, if not specified therein, to the shares of Company Stock subject to an Option or Options which were exercisable by him on the date of such termination or cessation, with such Option rights and privileges to expire and the Stock Option Agreement(s) therefor to terminate in thirty (30) calendar days from such date.

     5.7 If an Optionee shall die while all or any part of an Option granted to him under this Plan remains outstanding, then, notwithstanding Section 5.5 hereof, such Optionee's personal representative shall have one hundred eight
(180) calendar days from the date of the Optionee's death to exercise such Option, to the extent it is exercisable during such time, after which such Option shall expire and the Stock Option Agreement therefor shall terminate.

                 ARTICLE VI - FUNDAMENTAL CHANGES
     6.1 Notwithstanding any other provision contained in this Plan or in any Stock Option Agreement, in the event the Company resolves to (1) consolidate or merge with or into another corporation, (2) accept an offer to purchase thirty (30%) percent or more of the then issued and outstanding Company Stock,
(3) sell all or substantially all of its assets, or (4) voluntarily or involuntarily dissolve or liquidate, then, in any such event, the Administering Body may terminate all Options then outstanding in whole or in part and the Stock Option Agreements therefor after having given thirty (30) days advance written notice to each Optionee, during which time each such Optionee shall have the right to exercise, to the extent then exercisable, his Option or Options in accordance with this Plan and his Stock Option Agreement(s).

               ARTICLE VII - TERMINATION; AMENDMENT
     7.1 The Board may at any time, upon recommendation of the Committee, if the Committee is then the Administering Body, but otherwise in its sole discretion, terminate and in any respect amend this Plan; provided, however, that no such action without approval of the majority of the stockholders of the Company may:

          7.1.1 Materially increase the benefits accruing to Optionees under this Plan;

          7.1.2 Materially increase the number of shares of Company Stock which may be issued under this Plan; or

          7.1.3 Materially modify the requirements as to eligibility for participation in this Plan;

     Provided further, however, that no termination, except as provided in
Article VI hereof, or amendment of this Plan shall in any manner affect any Option granted under this Plan which is then outstanding, without the consent of the Optionee.

     7.2 Notwithstanding Section 7.1 hereof, in no event shall this Plan be amended more than once every six months, other than to comport with changes in the Code or ERISA, or the rules thereunder, with respect to any provision hereof which may now or hereafter cover "formula awards" as described in Rule 16b-3 under the 1934 Act.

                   ARTICLE VIII - MISCELLANEOUS
     8.1 Nothing in this Plan or in any Stock Option Agreement shall confer upon any Optionee the right to continue in the Company's or any Subsidiary's employ, or to continue to be engaged as a director thereof, as the case may be.

     8.2 The adoption of this Plan shall not affect any other stock option, incentive or other compensation plan of the Company or any Subsidiary, nor shall this Plan preclude the Company or any Subsidiary from establishing any such plan for its directors, officers or employees in the future.

     8.3 This Plan shall be binding upon the Company and its successors and assigns and, subject to the restrictions and limitations contained in Section
5.5 -- 5.7 hereof, inclusive, each Optionee and his heirs, personal representatives and assigns. The Company shall provide each Optionee with a copy of this Plan at the time the Optionee's Stock Option Agreement is delivered to him for execution, and each such Optionee shall be deemed to have accepted and agreed to each of the provisions of this Plan by virtue of his execution of such Stock Option Agreement.

     8.4 Any conflicts or inconsistencies between this Plan and any Stock Option Agreement shall be resolved in favor of this Plan.

     8.5 Whenever used herein nouns in the singular shall include the plural, and the masculine pronoun shall include the feminine gender.

     8.6 The Article titles set forth in this Plan are inserted for convenience and reference only and shall not be considered to constitute a part of this Plan or limit, expand or change any of the provisions of this Plan.

                SETTLEMENT AND RELEASE AGREEMENT

     THIS SETTLEMENT AND RELEASE AGREEMENT ("AGREEMENT") is made and entered into this 27th day of March, 1997, by and among EMCEE Broadcast Products, Inc. ("EMCEE"), a Delaware corporation, AND EMCEE Cellular Inc. ("CELLULAR"), a Delaware corporation, AND AmeriCell PA -- 3 Limited Partnership ("AMERICELL"), a Pennsylvania limited partnership, AND Rigas Communications, Inc. (the "GENERAL PARTNER"), a Florida corporation, AND Constantine J. Rigas ("RIGAS"), an adult individual.

                           BACKGROUND:
     A. AmeriCell and EMCEE entered into a Purchase and Sale Agreement dated the 21st day of August, 1991 (the "PURCHASE AND SALE AGREEMENT"), with respect to, among other things, the sale by EMCEE to AmeriCell of a certain construction permit issued by the Federal Communications Commission for a nonwireline Domestic Public Cellular Radiotelephone System more specifically described therein. Pursuant to the Purchase and Sale Agreement, AmeriCell executed and delivered to EMCEE a certain Promissory Note dated December 16, 1991, in the principal sum of Two Million One Hundred Thousand ($2,100,000.00) Dollars (the "NOTE"), which Note was guaranteed by Rigas pursuant to a certain Personal Guaranty dated December 16, 1991 (the "GUARANTY").

     B. As a result of AmeriCell's and Rigas's failure and refusal to pay the sums due and owing under the Note and the Guaranty, respectively, EMCEE filed a certain lawsuit in the Court of Common Pleas of Luzerne County, Pennsylvania, at No. 274-C of 1997, against AmeriCell, the General Partner, which is the sole general partner of AmeriCell, and Rigas entitled, "EMCEE Broadcast Products, Inc. vs. AmeriCell PA -- 3 Limited Partnership, Rigas Communications, Inc. and Constantine J. Rigas" (the "LAWSUIT").

     C. In order to avoid the time, expense and inherent uncertainties of litigation, the parties desire to resolve their disputes and differences by and through this Agreement.

     D. Cellular is a part of this Agreement in that EMCEE has assigned to it the right to receive certain sums identified herein, contingent upon this Agreement being fully executed and performed by the parties.

     NOW, THEREFORE, the parties hereto, each intending to be legally bound hereby, covenant, agree and represent as follows:

     1. Subject to the full and complete performance of each and every term and condition of this Agreement, and in full settlement of all sums due and owing under the Note and all liabilities under or with respect to the Lawsuit, AmeriCell, the General Partner and Rigas hereby jointly and severally covenant and agree to pay to Cellular, as assignee of EMCEE, the sum of Three Million ($3,000,000.00) Dollars in accordance with the provisions of Section 2 hereof. In addition, AmeriCell, the General Partner and Rigas jointly and severally covenant and agree to pay to EMCEE the sum of Ten Thousand Nine Hundred Fifty-eight Dollars and Forty-six ($10,958.46) Cents, representing all of EMCEE's attorney's fees incurred since December 16, 1996 in connection with the attempted collection of the Note and Guaranty and the prosecution of the Lawsuit. Said attorney's fees shall also be paid in accordance with the provisions of Section 2 hereof.

     2. All of EMCEE's attorney's fees described in Section 1 hereof, as well as Two Million Five Hundred Thousand ($2,500,000.00) Dollars of the Three Million ($3,000,000.00) Dollars owing to Cellular pursuant to Section 1 hereof, must be paid to and received by EMCEE and Cellular, respectively, on April 2, 1997, via wire transfer (at the payor parties' expense) in accordance with the following wiring instructions: transfer to Wilmington Trust Company, Wilmington, DE, ABA 031100092. Credit EMCEE Cellular Inc. Account Number 2524-7426.

          The remaining Five Hundred Thousand ($500,000.00)Dollars to be paid to Cellular pursuant to Section 1 hereof shall become immediately due and payable upon the occurrence of any one or more of the following events: (a) the sale or other transfer, whether or not voluntary, not in the ordinary course of business of all or substantially all of AmeriCell's assets or any sale or other transfer of the nonwireline Domestic Public Cellular Radiotelephone System described in the Purchase and Sale Agreement, whether or not in the ordinary course of business; (b) the merger, consolidation, division or dissolution (judicial or nonjudicial) of AmeriCell; (c) the filing by or against AmeriCell of a Petition in Bankruptcy which is not dismissed within thirty (30) days of the date of filing; (d) the making of an assignment for the benefit of AmeriCell's creditors; (e) AmeriCell's insolvency or an admission by AmeriCell of the inability to pay its debts when due; (f) if at any time the General Partner shall for any reason no longer be AmeriCell's general partner; or (g) if AmeriCell shall ever be in default under the "Loan and Security Agreement" (as defined in the Subordination Agreement referenced in the legend above) and such default is continuing after the expiration of any applicable cure periods. AmeriCell, the General Partner and Rigas shall notify EMCEE and Cellular immediately upon the occurrence of any one or more of the foregoing events.

     3. It is understood and agreed that all sums payable to EMCEE or Cellular hereunder shall not be subject to deduction by reason of set off, defense, counterclaim, recoupment or other defalcation. It is further understood and agreed that no interest shall accrue on any sum payable to EMCEE or Cellular hereunder; provided, however, that if the remaining Five Hundred Thousand ($500,000.00) Dollar balance owing to Cellular pursuant to the second paragraph of Section 2 hereof is not paid within thirty (30) days from the date it becomes due and owing, interest shall accrue and be payable on such amount immediately following such 30-day period and until fully paid at the lower of eighteen (18%) percent per annum or the highest rate of interest per annum permitted to be charged under applicable law.

     4. Upon execution of this Agreement, EMCEE shall authorize its legal counsel, Robert S. Sensky, Esquire, to prepare and execute a Praecipe for Discontinuance of the Lawsuit with prejudice, in form and content as shown and set forth on Exhibit "A" attached hereto and made a part hereof (the "PRAECIPE"). Upon Emcee's and Cellular's receipt of the sums described in the first paragraph of Section 2 hereof, EMCEE shall authorize and direct its legal counsel to deliver the Praecipe to AmeriCell's legal counsel, Susan Kercher, Esquire, for filing in the Office of the Prothonotary of Luzerne County, Pennsylvania, at AmeriCell's expense.

     5. Notwithstanding any possible contrary interpretation of any provision contained herein, in the event all of the sums described in the first paragraph of Section 2 hereof have not been received by EMCEE and Cellular in strict accordance with the provisions of this Agreement by April 2, 1997, this Agreement shall automatically become null and void and of no force or effect; whereupon, EMCEE may direct its legal counsel to destroy the Praecipe, and EMCEE shall be free to continue to proceed with the Lawsuit as if this Agreement never existed.

     6. In consideration of EMCEE's and Cellular's covenants and agreements set forth herein, and subject to EMCEE's legal counsel's delivery of the Praecipe in accordance with the provisions of this Agreement, AmeriCell, the General Partner and Rigas hereby release EMCEE and Cellular, and all of their affiliated corporate entities, and their respective directors, officers, employees, agents, successors and assigns, from all actions, causes of action, suits, proceedings, rights, remedies, debts, claims, demands, obligations and liabilities whatsoever (collectively, "CLAIMS"), at law or in equity, known or unknown, liquidated or unliquidated, direct or contingent, which they (or any one or more of them) ever had, now have or may hereafter have against all or any one or more of such released parties, by reason of any matter, cause or thing whatsoever, including, but not limited to, the Purchase and Sale Agreement, Note, Guaranty and/or the Lawsuit, occurring at any time from the beginning of time through and including the date of this Agreement.

     7. In consideration of AmeriCell's, the General Partner's and Rigas's covenants and agreements set forth herein, except for the joint and several obligations and liabilities of AmeriCell, the General Partner and Rigas pursuant to Sections 1 and 2 hereof, EMCEE and Cellular hereby release AmeriCell, the General Partner and Rigas, and all of their affiliated corporate entities, and their partners, directors, officers, employees, agents, successors and assigns, from all Claims, at law or in equity, known or unknown, liquidated or unliquidated, direct or contingent, which they (or any one of them) ever had, now have or may hereafter have against all or any one or more of such released parties, by reason of any matter, cause or thing whatsoever, including, but not limited to, the Purchase and Sale Agreement, Note, Guaranty and/or Lawsuit, occurring at any time from the beginning of time through and including the date of this Agreement.

     8. Except with respect to the aforementioned contingent assignment from EMCEE to Cellular, each party hereto represents to the other parties hereto that it/he has not sold or assigned any of the Claims which have been released pursuant to Sections 6 and 7 hereof. It is also understood and agreed that if any party hereto shall ever bring an action or proceeding against any other party hereto in violation of Section 6 or Section 7 of this Agreement, such other party shall be entitled to recover from the violating party all of its/his reasonable attorney's fees incurred as a result thereof.

     9. AmeriCell, the General Partner and Rigas agree that while all or any part of the Five Hundred Thousand ($500,000.00) Dollars described in the second paragraph of Section 2 hereof remains outstanding, they shall provide EMCEE and Cellular with current annual financial statements of AmeriCell (prepared by a reputable independent certified public accounting firm) within one hundred fifty (150) days from the end of each of AmeriCell's fiscal years, and in form as required by AmeriCell's lender, NTFC Capital Corporation, but in all events at least on a review basis. Failure to provide such financial statements within such time shall cause the aforementioned Five Hundred Thousand ($500,000.00) Dollar sum to become immediately due and payable by AmeriCell, the General Partner and Rigas (jointly and severally)to Cellular, notwithstanding any other provision contained herein.

     10. All disputes arising under or related in any way to this Agreement shall be settled by arbitration in Wilkes-Barre, Pennsylvania, pursuant to the Commercial Arbitration Rules of the American Arbitration Association, in which there shall be one arbitrator whose decision shall be final and binding on the parties hereto, and the judgment upon any award rendered may be entered in the court of competent jurisdiction. The prevailing party in any such arbitration shall also be entitled to an award of all of its reasonable attorney's fees actually incurred as a result thereof, but the cost of the arbitration proceeding shall be borne equally by the parties. If for any reason the foregoing arbitration provisions are declared or determined to be illegal, invalid or otherwise inapplicable with respect to any dispute arising hereunder or related hereto, the parties hereto hereby agree that such dispute shall be litigated and resolved only in the Court of Common Pleas of Luzerne County, Pennsylvania, and the parties hereto irrevocably consent to the exclusive jurisdiction and venue of said court for such purposes. The prevailing party in any such litigation shall be entitled to recover all of its reasonable attorney's fees incurred as a result thereof.

     11. It is understood and agreed that this Agreement and any acts undertaken hereby shall not be construed as an admission of liability, fault or wrongdoing under any law, regulation or ordinance on the part of any party hereto.

     12. This Agreement shall inure to the benefit of and be binding on the parties hereto and their respective successors and assigns.

     13. Should any provision of this Agreement be declared or determined to be illegal or invalid, the legality and validity of the remaining provisions shall not be affected thereby, and said illegal or invalid provision shall be deemed not to be a part of this Agreement.

     14. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to conflicts of law rules or principles.

     15. Section 22 of the Subordination Agreement described in the legend above is incorporated herein by reference and made a part hereof as if fully set forth at length herein.

     16. This Agreement may be executed in as many counterparts as the parties deem necessary or convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute but one and the same instrument.

     17. Except for the provisions of Sections 6 and 7 hereof,no third party beneficiary rights are intended or created hereby.

     18. No provision of this Agreement is to be interpreted for or against any party because that party's legal counsel drafted such provision.

     19. This Agreement constitutes the entire, complete and final agreement of the parties hereto with respect to the subject matter hereof, supersedes any and all prior agreements, understandings or discussions (verbal or in writing), and may be amended, modified or supplemented subsequent to the date hereof only by a written instrument signed by the party or parties to be bound thereby.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first set forth above.

ATTEST:                            EMCEE BROADCAST PRODUCTS, INC.

/s/ Sharon L. Barry                By: /s/ James L. DeStefano
    Asst. Corporate Sec'y          Title: President/CEO
          (SEAL)


ATTEST:                            EMCEE CELLULAR INC.

/s/  Robert S. Sensky              By: /s/ John Saul
     Corporate Secretary           Title: President
          (SEAL)

WITNESS:                           AMERICELL PA -- 3 LIMITED
                                   PARTNERSHIP
                                   By: Rigas Communications, Inc.,
                                   General Partner
/s/ John W. Steer, IV              By: /s/ John Rigas
                                   Title: Vice President


ATTEST:                            RIGAS COMMUNICATIONS, INC.

/s/  Diane Rein                    By: /s/ John Rigas
     Corporate Secretary           Title: Vice President
          (SEAL)

WITNESS:                           CONSTANTINE J. RIGAS

/s/ Rheba Rigas                    By: /s/ Constantine J. Rigas
                                   Signature

EMCEE BROADCAST PRODUCTS,       :  IN THE COURT OF COMMON PLEAS
INC.,                              OF LUZERNE COUNTY
               Plaintiff        :  PENNSYLVANIA
     vs.
                                :
AMERICELL PA -- 3 LIMITED           CIVIL ACTION -- LAW
PARTNERSHIP, RIGAS              :
COMMUNICATIONS, INC. and
CONSTANTINE J. RIGAS,           :

               Defendants       :  NO.    274-C OF 1997

                   PRAECIPE FOR DISCONTINUANCE

TO THE PROTHONOTARY OF LUZERNE COUNTY:

          Please mark the above-captioned matter as settled, discontinued, and ended with prejudice.
                              LAPUTKA, BAYLESS, ECKER & COHN, P.C.
                              Attorneys for Plaintiff, EMCEE
                              Broadcast Products, Inc.

                              BY:
                              Robert S. Sensky, Esquire
                              Atty. I.D.#47287
                              2 East Broad Street, 6th Floor
                              Hazleton, PA  18201
                              (717) 455-4731
Date:

                          DISCONTINUANCE
          AND NOW, this    day of          , 1997, upon Praecipe of counsel
for the Plaintiff, the above-captioned matter is hereby settled, discontinued, and ended with prejudice.

                              PROTHONOTARY:

Date:                         BY:

                          EXHIBIT "A"
         SUBSIDIARIES OF EMCEE BROADCAST PRODUCTS, INC.

     The following constitute all of the Registrant's subsidiary corporations:

     1.   EMCEE Cellular Inc., a Delaware corporation;

     2. R.F. Systems, Inc., a Delaware corporation (this corporation is a wholly owned subsidiary of EMCEE Cellular Inc.);

     3. R.F. Internet Systems, Inc., a Nevada corporation (this corporation is a wholly owned subsidiary of EMCEE Cellular Inc.);

     4. Universal Rapid Access, LLC (this limited liability company is a partially owned subsidiary of R.F. Internet Systems, Inc., which owns 16.14% of the outstanding equity of the limited liability company);

     5. EMCEE Broadcast Products (Chengdu) Company, Ltd. (the Registrant owns 25% of the issued and outstanding capital stock of this corporation); and

     6. Advanced Broadcast Systems, Inc., a Delaware corporation (this corporation is a wholly owned subsidiary of EMCEE Cellular Inc.).