Form 10QSB
period 2002-06-30
EMCEE BROADCAST PRODUCTS INC
filed 2002-08-15
CIK 32312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                      FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                                 June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:

                         YES X                    NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

COMMON STOCK, $ .01-2/3 PAR VALUE - 4,873,283 SHARES AS OF AUGUST 14, 2002.


           EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

                              I N D E X

PART I.  FINANCIAL INFORMATION:                                      PAGE (S)

CONSOLIDATED BALANCE SHEETS -
	June 30, 2002 and March 31, 2002                                3 - 4

CONSOLIDATED STATEMENTS OF LOSS -
	Three months ended June 30, 2002 and 2001                         5

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
	Three months ended June 30, 2002                                  6

CONSOLIDATED STATEMENTS OF CASH FLOW -
	Three months ended June 30, 2002 and 2001                         7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  8 - 10

INDEPENDENT ACCOUNTANTS' REPORT                                         11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       12 - 14

PART II.  OTHER INFORMATION:

REPORTS ON FORM 8-KSB                                                   15
SIGNATURES                                                              15
CERTIFICATE OF COMPLIANCE PURSUANT TO SARBANES-OXLEY ACT                16

		NOTE:    Any questions concerning this report should be addressed to
Ms. Joan Pecora, Controller.


EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND MARCH 31, 2002

ASSETS

							June 30, 2002	March 31, 2002
							(Unaudited)
							-------------	---------------
Current Assets:
	Cash						   $292,926			 $353,655
	Accounts receivable, net of
	 allowance for doubtful accounts
	 June - $1,292,627
	 March - $1,281,000			    578,955			  603,045
	Costs and estimated earnings
	 in excess of billing on
	 uncompleted contracts			    155,925			  252,511
	Inventories					  3,098,370			3,113,284
	Prepaid expenses				    152,267			  230,994
	Income taxes refundable			 	    0			  569,581
                                            ---------		      ---------
		Total Current Assets		  4,278,443		      5,123,070
                                            ---------		      ---------

Property, Plant and Equipment:
	Land and land improvements		    235,142			  235,142
	Building					    617,475			  617,475
	Machinery					  2,180,262		      2,180,262
							  ---------		      ---------
							  3,032,879		      3,032,879
	Less accumulated depreciation		  2,626,844		      2,595,866
							  ---------		      ---------
							    406,035			  437,013
							  ---------		      ---------

Other Assets					    582,024			  584,650
							  ---------		      ---------

Note receivable, sale of license		    559,000			  555,000
Less deferred portion				   (559,000)		 (555,000)
							  ---------			 --------
								    0 			  0
							  ---------			 --------
TOTAL ASSETS					 $5,266,502		     $6,144,733
							  ========= 	      =========

		See notes to condensed consolidated financial statements.


EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND MARCH 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY

							  June 30, 2002	March 31, 2002
							   (Unaudited)
							---------------	---------------
Current Liabilities:
	Current portion of long-term debt		$149,000		$149,000
	Accounts Payable					 953,841		 973,951
	Accrued Expenses:
		Payroll and related expenses		 231,821		 232,679
		Other						 136,975		 203,721
	Billings in excess of costs
	 and estimated earnings
	 on uncompleted contracts				 0		 150,383
	Deposits from customers				  78,828		 420,906
                                               ---------	     ---------
	Total current liabilities    		     1,550,465	     2,130,640
							     ---------	     ---------

Long-term debt, net of current portion	     1,735,711	     1,771,465
							     ---------	     ---------
Shareholders' equity:
	Common stock, $.01-2/3 par;
	 authorized 9,000,000 shares;
	 issued 5,206,361 shares for
	 June 30, 2002 and March 31, 2002		  86,783		  86,783
	Additional paid in-capital		     3,885,815	     3,974,385
	Deficit					      (449,907)	      (180,698)
                                               ---------	     ---------
							     3,522,691	     3,880,470
                                               ---------	     ---------
Less shares held in treasury, at cost:
	 333,078 shares June 2002 and
	 353,655 shares March 2002		     1,542,365	     1,637,842
							     ---------	     ---------
							     1,980,326	     2,242,628
							     ---------	     ---------
TOTAL LIABILITIES AND EQUITY			    $5,266,502	    $6,144,733
							     =========	     =========

		See notes to condensed consolidated financial statements.


EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
THREE MONTHS ENDED JUNE 30, 2002 AND 2001


								 THREE (3) MONTHS
							June 30, 2002   June 30, 2001
							-------------   -------------

Net Sales						$1,383,338		$1,835,656
Cost of Products Sold				 1,099,362		 1,470,886
							 ---------		 ---------
Gross Profit					   283,976		   364,770
							 ---------		 ---------
Operating Expenses:
	Selling					   177,397		   232,148
	General and Administrative		   301,010		   391,810
	Research and development		    38,256		    87,930
							 ---------		 ---------
Total Operating Expenses			   516,663		   711,888
							 ---------		----------

Loss from Operations				  (232,687)		  (347,118)
							 ---------		 ---------
Other Income (Expense), net:
	Interest expense				   (43,866)		   (27,837)
	Interest income				     1,469		     1,103
	Other						     5,875		    90,612
							 ---------		 ---------
Total Other Income (Expense)			   (36,522)		    63,878
							 ---------		 ---------
Loss before income taxes			  (269,209)		  (283,240)

Income tax benefit					   0		    95,000
							 ---------		 ---------
NET LOSS						 ($269,209)		 ($188,240)
							 =========		 =========
Basic loss per share				   ($0.06)		   ($0.05)
							     ====		     ====
Weighted average shares of
  common stock outstanding			 4,855,872		 4,137,138

		See notes to condensed consolidated financial statements.


EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30, 2002

							       Additional
					 Common Stock      paid-in
					Shares   Amount    Capital	      (Deficit)
					-----------------------------------------------
Balance, 03/31/2002 	   5,206,361   $86,783	   $3,974,385     $(180,698)

Treasury stock issued                                 (88,570)

Net loss for the year                                              (269,209)
				   ---------    ------	    ---------       -------
Balance, 06/30/2002        5,206,361   $86,783     $3,885,815     $(449,907)
				   =========    ======      =========       =======


							  Treasury Stock
							 Shares     Amount         Total
		`					----------------------------------
Balance, 03/31/2002				353,655   ($1,637,842)   $2,242,628

Treasury stock issued				(20,577)       95,477         6,907

Net loss for the year								   (269,209)
							-------    ----------    ----------
Balance, 06/30/2002 				333,078   ($1,542,365)   $1,980,326

		See notes to condensed consolidated financial statements.


EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

									  THREE (3) MONTHS
								June 30, 2002	June 30, 2001
								-------------	-------------
Cash flows from Operating Activities:
	Net loss						    ($269,209)	   ($188,240)
	Adjustments:
	Depreciation						 30,978		49,209
	Amortization						  4,530		 7,167
	Gain on sale of assets, net				      0	     (88,300)
	Provision for doubtful accounts			 11,627		12,000
	Treasury stock issued for
	 directors fees and vacation pay			  6,907		 5,000
	Change in assets and liabilities:
	  (Increase) decrease in:
	Accounts receivable					 12,464	    (114,707)
	Costs and estimated earnings
	 in excess of billings on
	 uncompleted contracts	 				 96,586		     0
	Inventory			 				 14,914		32,283
	Prepaid expenses						 78,726	    (130,739)
	Income taxes refundable					569,581	     (95,000)
	Deferred income taxes					      0	     (95,000)
	Other assets						 (1,904)	    (145,426)
	  Increase (decrease) in:
	Accounts payable						(20,110)	    (114,476)
	Accrued expenses						(67,604)	     124,836
	Billings in excess of costs
	 and estimated earnings on
	 uncompleted contracts				     (150,383)		     0
	Deposits from customers				     (342,078)	    (220,855)
								      -------	     -------
Net cash used in operating activities			(24,975)	    (867,248)
								      -------	     -------
Cash flows from investing accounts:
  Proceeds from:
	Sale of land						      0	     100,000
	Increase in restricted cash				      0	    (100,000)
									 ------	     -------
Net cash provided by investing activities			      0	           0
							    		 -------	     -------
Cash flows from financing activities:
	Proceeds from issuance of:
	Long-term debt						      0	   2,000,000
	Common stock, net						      0	     600,000
	Payments on long-term debt				(35,754)	  (1,112,129)
									-------	   ---------
Net cash provided by financing activities			(35,754)	   1,487,871
									-------	   ---------
Net increase (decrease) in cash				(60,729)	     620,623

Cash, beginning							353,655	      69,210
									-------	     -------
Cash, ending						     $292,926	    $689,833
									=======	     =======

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the year for:
	Interest							  $43,866	     $17,443
	Income taxes						($569,581)	           0

		See notes to condensed consolidated financial statements.


EMCEE BROADCAST PRODUCTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. 	The financial information presented as of any date other than March 31
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

2. 	The results of operations for the three-month periods ended June 30
	2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3. 	INVENTORIES consisted of the following:

							June 30, 2002	   March 31, 2002
							(UNAUDITED)
							-------------	   ---------------

FINISHED GOODS					$  370,000			$  404,000
WORK IN PROCESS					$  442,000			$  627,000
RAW MATERIALS					$  774,000			$  624,000
MANUFACTURED COMPONENTS				$1,512,370			$1,458,284
							 ---------			 ---------
							$3,098,370			$3,113,284
							 =========			 =========

	Inventories are stated at the lower of standard cost, which approximates current actual cost (on a first-in, first-out basis) or market (net realizable value).

4. 	SEGMENT INFORMATION.  The Company has two operating segments which
	manufacture and sell a variety of products; EMCEE and ABS. EMCEE manufactures principally multi-channel multipoint distribution service (MMDS) equipment. ABS manufactures medium to high power UHF television transmitters.

	The following is a summary of certain financial information relating to the two segments:

							JUNE 30, 2002	JUNE 30, 2001
							-------------	-------------

Total Revenue by Segment:
EMCEE							$  709,000		$   874,000
ABS							$  674,000		$   962,000

Operating Income (Loss) by Segment:
EMCEE							$(300,000)		$  (529,000)
ABS							$  67,000		$   182,000

Identifiable Assets by Segment:
EMCEE							$4,372,000		$ 7,465,000
ABS							$  657,000		$ 2,165,000
Corporate						$  238,000		$   445,000
Total Assets					$5,267,000		$10,075,000

Depreciation and Amortization by Segment:
EMCEE							$  21,000		$    31,000
ABS							$  15,000		$    25,000
Total							$  36,000		$    56,000

Capital Expenditures by Segment:
EMCEE							$       0		$    14,000

	The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.

5. 	LOSS PER SHARE.  Basic loss per share is computed by dividing loss
	applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive common shares in the periods ended June 30, 2002 or June 30, 2001 because the assumed exercise of the options would be anti-dilutive.

6. 	INCOME TAX.   The Company has established a valuation allowance for
	deferred income taxes. A valuation allowance is required when it is more likely than not that some portion of the deferred tax asset will not be realized. Realization is dependent on generating sufficient future taxable income.

7. 	LONG-TERM DEBT.  The term loan, bank at June 30, 2002, matures in 2016
	and requires monthly payments of $15,214.  Interest is calculated at
	9% and adjusts every three years to 2% above the national prime rate. The equipment loan matures in 2006, requires monthly payments of
	$10,379 and interest is calculated at 9%. These loans are
	collateralized by principally all assets of the Company and contain certain financial and other covenants and are 80% guaranteed by the
	United States Department of Agriculture.   At June 30, 2002, the Company
	was in violation of one of these financial covenants. The bank waived this covenant violation. In addition, both loans contain prepayment penalties.

	Principal repayment of the long-term debt, based on current interests are as follows:

				2003			$  149,000
				2004			   158,000
				2005			   181,000
				2006			   198,000
				2007			   115,000
				Thereafter		 1,084,000
				                   ---------
							$1,885,000
							 =========

8	GOING CONCERN.
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

INDEPENDENT ACCOUNTANTS' REPORT

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed consolidated financial statements of EMCEE Broadcast Products, Inc. and subsidiaries as listed in the accompanying index at June 30, 2002 and for the periods ended
June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements; for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of EMCEE Broadcast Products, Inc.
and subsidiaries as of March 31, 2002, and the related consolidated statements of loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002 is fairly stated, in all material respects to the consolidated balance sheet from which it has been derived.

/s/ KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania

August 12, 2002


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995:

	Any statements contained in this report that are not historical facts are forward-looking statements. Many important factors could cause actual results to differ materially from those in the forward looking statements.
Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the Multichannel Multipoint Distribution Service
(MMDS), Low Power Television (LPTV) industries or Medium to high definition television (HDTV) products, demand for the Company's products both domestically and internationally, the development of competitive products, competitive pricing, the timing of foreign shipments, market acceptance of new product introductions (including, but not limited to, the Company's digital and Internet products), technological changes, economic conditions(both foreign and domestic), litigation and other factors, risks and uncertainties identified in the Company's Securities and Exchange Commission filings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2003 that ended June 30, 2002 totaled $1,383,000 compared to sales of $1,836,000 for the first quarter of 2002. Sales attributable to the subsidiary, Advanced Broadcast Systems (ABS,) were $674,000 and $962,000 for the quarter ended June 30, 2002 and 2001 respectively.

Foreign sales were $90,000 for the quarter ended June 30, 2002,compared with $318,000 for the quarter ended June 30, 2001. In the past, foreign sales had been more than half of the company's total sales. However, foreign sales have declined due primarily to international economic conditions and the credit worthiness of our historical customer base. Foreign sales for the first quarter of 2003, 2002 and 2001 comprised 7%, 17% and 69% of total sales, respectively.

We continued to lay the ground works for sales opportunities both within and outside of our historical customer base. The broadcasters are still uncertain as to the relevance of the investment required to convert to DTV (digital television), especially with the pending FCC deadlines in November of this year, and have withheld signing purchase orders that were expected during the quarter. The MMDS (Multichannel Multipoint Distribution Service) market continues to be sluggish, although we have managed to secure numerous orders with two of our major customers. We are working diligently to uncover every opportunity domestically and have taken a cautionary approach on the international side due to creditworthiness of interested buyers.

Gross profit equaled $283,976 or 20.5% of sales for the first quarter of fiscal 2003 compared to $364,770 or 19.9% of sales for the first quarter of fiscal 2002. The improvement in gross profit as a percent of sales is due to changes in product mix.

Total operating expenses were $516,663 for the first quarter of 2003, a decrease of $195,225 from the first quarter of 2002. This decrease is composed of $54,751 in selling expenses, $90,800 in general and administrative expenses and $49,674 in research and development. This is the result of personnel reductions and other cost cutting measures implemented during the past six months.

Interest expense increased from $27,837 for the three months ended June 30, 2001 to $43,866 for the three months ended June 30, 2002, due to increased indebtedness.

Other income decreased $84,738 from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003. In the first quarter of fiscal year 2002, a non-operating asset was sold at a profit of approximately $88,000.

Net loss before income taxes for the quarter ended June 30, 2002 totaled $269,000. A valuation allowance has been established for deferred income taxes because of the likelihood that these tax benefits would expire before the Company would have the opportunity to use them. Therefore, no income tax benefit was recorded for the first quarter of 2002 and the net loss for the period remained $269,000 or loss per common share outstanding of six cents. Net loss before income tax benefits for the quarter ended June 30, 2001 totaled $283,000, which was reduced by a tax benefit of $95,000, thereby reducing the net loss to $188,000 or loss per common share outstanding of five cents.

Financial condition:

Cash decreased from $353,655 as of March 31, 2002 to $292,926 as of June 30, 2002. The income tax refund of $570,000 was used to fund working capital and minimize the impact of the decrease in customer deposits of $342,000 and the delay in payment of a $315,000 receivable. This receivable was collected subsequent to June 30, 2002.

Accounts receivable net of reserve for doubtful accounts decreased from $603,000 at March 31, 2002 to $579,000 at June 30, 2002. During the year ended March 31, 2002, specific reserves were established against two foreign customers - a Korean customer who is in default of a settlement agreement and a Brazilian customer who has not adhered to the payment terms of a payment restructuring agreement. Although these accounts have been fully reserved against, the Company is considering its options to recover monies due.

Revenues from long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. At June 30, 2002, the company had four contracts that were accounted for using this method. As of June 30, 2002, the Company recorded an asset of $156,000 for the cost and estimated earnings in excess of billing. As of March 31, 2002, the Company recorded an asset of $253,000 for cost and estimated earnings in excess of billing and a liability of $150,000 for billing in excess of costs and estimated earnings.

Inventories decreased from $3,113,000 at March 31, 2002 to $3,098,000 at June 30, 2002, a $15,000 decrease.

Prepaid expenses totaled $152,000 as of June 30, 2002, a decrease of $79,000 from March 31, 2002. The decrease was primarily due to the shipping and invoicing of an OEM part that had required a vendor deposit during the period ended March 31, 2002.

Accounts Payable decreased approximately $20,000 from $974,000 at March 31, 2002 to $954,000 at June 30, 2002. Accrued Expenses decreased $67,000 over the same time period. These decreases were due to the receipt of the income tax refund.

Customer deposits decreased from $421,000 at March 31, 2002 to $79,000 as of June 30, 2002. The decrease is due to the stage of contracts at month end and the decrease in the backlog of unsold orders.

On June 7, 2001, the Company entered into a loan agreement with First Federal Bank in the aggregate amount of $2,000,000, 80% of which is guaranteed by the United States Department of Agriculture Rural Development Division. This agreement consists of a $500,000 term loan and a $1,500,000 mortgage loan. Of the aggregate $2,000,000, approximately $1,115,000 was used to satisfy outstanding debt to the Company's former lender. The remainder was used as working capital. The mortgage loan matures in 2016 and requires monthly payments of $15,214. The term loan matures in 2006 and requires monthly payments of $10,379. These loans are collateralized by all assets of the Company and contain certain financial and other covenants. At June 30,2002, the Company was in violation of one of these financial covenants. The bank waived this covenant violation.

Shares of treasury stock decreased during the first quarter of fiscal 2003 by 20,577 and a value, net, of $7,000. These unregistered shares were issued to directors in lieu of cash for payment of directors' fees and 3 employees in lieu of vacation pay.

The backlog of unshipped orders for the Company totaled $1,405,000 as of June 30, 2002 compared to $2,097,000 as of March 31, 2002.

Employment for the Company totaled 38 full-time employees at its facilities in Pennsylvania and Kentucky as of June 30, 2002.

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


					PART II.  OTHER INFORMATION

ITEM 6.	REPORTS ON FORM 8-KSB

No reports were filed on Form 8-KSB during this quarter. However, a Form 8-KSB was filed with the Securities and Exchange Commission on July 18, 2002 to announce the resignation of Robert G. Nash as Vice President of the Company effective July 11, 2002. Mr. Nash's status change is related to the Company's re-organization plans.

						SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

							EMCEE BROADCAST PRODUCTS, INC.
							(Registrant)



Date:	  August 14, 2002				/s/ RICHARD J. NARDONE
							Richard J. Nardone
							President/CEO

Date:	  August 14, 2002				/s/ JOAN PECORA
							Joan Pecora
							Controller


					CERTIFICATE PURSUANT TO
					18 U.S.C. SECTION 1350,
					 AS ADOPTED PURSUANT TO
			SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of EMCEE Broadcast Products, Inc. and subsidiaries (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Richard J. Nardone, Chief Executive Officer of the Company, and Joan Pecora, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a)
	or 15(d) of the Securities Exchange Act of 1934; and

2. 	The information contained in the Report fairly presents, in all
	material respects, the financial condition and result of operations of the Company.

							/s/ RICHARD J. NARDONE
							Richard J. Nardone
							President/Chief Executive Officer


							/s/ JOAN PECORA
							Joan Pecora
							Controller


Dated:	August 15, 2002