Form 10QSB
period 2002-09-30
EMCEE BROADCAST PRODUCTS INC
filed 2002-11-14
CIK 32312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                           September 30, 2002

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

     Common stock, $ .01-2/3 par value - 4,876,951 shares as of November 13,
2002.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES

I N D E X


PART I.  FINANCIAL INFORMATION:                                  PAGE (S)

  CONSOLIDATED BALANCE SHEETS -
    September 30, 2002 and March 31, 2002                          3 - 4

  CONSOLIDATED STATEMENTS OF LOSS -
    Six months and three months ended September 30, 2002 and 2001   5

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
    Six months ended September 30, 2002                             6

  CONSOLIDATED STATEMENTS OF CASH FLOWS -
    Six months ended September 30, 2002 and 2001                  7 - 8

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            9 - 11

  INDEPENDENT ACCOUNTANTS' REPORT                                   12

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13 - 16

PART II.  OTHER INFORMATION:

REPORTS ON FORM 8-KSB                                               17
SIGNATURES                                                          17
CERTIFICATE OF COMPLIANCE PURSUANT TO SARBANES-OXLEY ACT            18


          NOTE:    Any questions concerning this report should be addressed to
Joan Pecora, Controller/CFO.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND MARCH 31, 2002

ASSETS

							Sept. 30, 2002		March 31, 2002
							(Unaudited)
Current Assets:
	Cash						$   500,809			$  353,655
	Accounts receivable, net of
	 allowance for doubtful accounts
	 Sept.-$1,305,000
	 March-$1,281,000	    			    404,887			   603,045
	Costs and estimated earnings in
	 excess of billing on uncompleted
	 contracts					         0			   252,511
	Inventories					 3,070,943			 3,113,284
	Prepaid expenses				   168,383			   230,994
	Income taxes refundable				   0			   569,581
							----------			----------
		Total Current Assets		$4,145,022			 5,123,070
							----------			----------
Property, Plant and Equipment:
	Land and land improvements		   235,142			   235,142
	Building					   617,475			   617,475
	Machinery					 2,180,262			 2,180,262
							----------			----------
							 3,032,879			 3,032,879
	Less accumulated depreciation		 2,657,822			 2,595,866
							----------			----------
							   375,057			   437,013
							----------			----------
Other Assets					   573,181			   584,650
							----------			----------
Note receivable, sale of license		   563,000			   555,000
Less deferred portion				  (563,000)			  (555,000)
							----------			----------
								   0			         0
							----------			----------

TOTAL ASSETS					$5,093,260			$6,144,733
							==========			==========

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND MARCH 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY

							Sept. 30, 2002		March 31, 2002
						        (Unaudited)
Current Liabilities:
	Current portion of long-term debt	$   149,000			$   149,000
	Accounts Payable				    766,495			    973,951
	Accrued Expenses:
	Payroll and related expenses		    123,691			    232,679
	Other						    204,695			    203,721
	Billings in excess of costs
	 and estimated earnings on
	 uncompleted contracts			     63,306			    150,383
	Deposits from customers			    233,536			    420,906
							 ----------			  ---------
		Total current liabilities	  1,540,723		  	  2,130,640
							 ----------			  ---------

Long-term debt, net of current portion	  1,699,120		  	  1,771,465
							  ---------			  ---------
Shareholders' equity:
	Common stock, $.01-2/3 par;
	 authorized 9,000,000 shares;  issued
	 5,206,361 shares for Sept. 30, 2002
	 and March 31, 2002			     86,783		     	     86,783
	Additional paid in-capital		  3,766,835		  	  3,974,385
	Deficit					   (581,316)		   (180,698)
							  ---------		  	  ---------
							  3,272,302		  	  3,880,470
							  ---------		  	  ---------
Less shares held in treasury, at cost:
	 306,412 shares Sept. 2002 and
	 353,655 shares March 2002		  1,418,885		  	  1,637,842
							  ---------			  ---------
		Total Shareholders' Equity	  1,853,417		  	  2,242,628
							  ---------		  	  ---------

TOTAL LIABILITIES AND EQUITY			$ 5,093,260			$ 6,144,733
							 ==========			 ==========

See notes to condensed consolidated financial statements.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30,2002 AND 2001
(Unaudited)
						SIX (6) MONTHS	       THREE (3) MONTHS
					 30-Sep-02	30-Sep-01	    30-Sep-02   30-Sep-01

Net Sales				$ 2,631,297	$ 3,083,686	  $1,247,959  $ 1,248,030
Cost of Products Sold		  1,851,368	  2,811,846	     752,006    1,340,960
					  ---------   ---------	   ---------    ---------
Gross Profit			    779,929	    271,840	     495,953      (92,930)
					 ----------   ---------     --------    ---------
Operating Expenses:
	Selling			    367,789	    489,512	     190,392      257,364
	General and Administrative  637,159	    718,064	     346,149      337,254
	Provision for Bad Debts	     24,000	    198,000		14,000	187,000
	Research and development     74,280	    165,637		36,024       77,707
					  ---------   ---------     --------      -------
	Total Operating Expenses  1,103,228   1,571,213	     586,565      859,325
					  ---------   ---------     --------      -------
Loss from Operations		   (323,299) (1,299,373)     (90,612)    (952,255)
					  ---------   ---------	    --------      -------
Other Income (Expense), net:
	Interest expense		    (86,913)    (75,998)     (43,047)    (48,161)
	Interest income			3,358		6,263		 1,889	 5,160
	Other					6,236	     91,795		   361	 1,183
					  ---------   ---------	    --------    --------
	Total Other Income
	 (Expense)			    (77,319)     22,060	     (40,797)    (41,818)
					   --------   ---------     --------    --------
Loss before income taxes	   (400,618) (1,277,313)    (131,409)   (994,073)

Income tax (expense)			    0	 (1,347,000)	     0  (1,442,000)
                                ---------   ---------     --------   ---------
NET LOSS				  ($400,618)($2,624,313)   ($131,409)($2,436,073)
                                 ========   =========      =======   =========

Basic loss per share		     ($0.08)    ($0.59)		 ($0.03)	($0.51)
						 ====        ====         ====        ====
Weighted average shares of
  common stock outstanding	   4,871,424  4,476,231	   4,880,130    4,811,637


See notes to condensed consolidated financial statements.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SIX (6) MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

								  Additional	Retained
					Common Stock	  paid-in		Earnings
					Shares  Amount	  Capital		(Deficit)

Balance, March 31, 2002	   5,206,361 $  86,783	$  3,974,385	$  (180,698)

Treasury stock issued					   (207,550)

Net loss for the period								   (400,618)
 				    --------   ------- 	   ---------          -------
Balance, Sept. 30, 2002	   5,206,361 $  86,783	$  3,766,835	$  (581,316)
				   =========    ======     =========          =======


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Cont'd)


						   Treasury Stock
						Shares	  Amount		   Total

Balance, March 31, 2002			353,655	($1,637,842)	$2,242,628

Treasury stock issued			(47,243)	    218,957		   $11,407

Net loss for the period								  $400,618
						-------      ----------        ---------
Balance, Sept. 30, 2002			306,412	($1,418,885)	$1,853,417
					 	=======       =========        =========


See notes to condensed consolidated financial statements.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX (6) MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

									SIX (6) MONTHS
								30-Sep-02		30-Sep-01

Cash flows from Operating Activities:
	Net loss						$(400,618)		($2,624,313)
	Adjustments:
	Depreciation					   61,956		     98,418
	Amortization					    9,060		     17,212
	Gain on sale of assets, net			        0		    (88,300)
	Provision for doubtful accounts		   24,000		    198,000
	Treasury stock issued for
	 directors fees and vacation pay	         11,407		     14,500
	Change in assets and liabilities:
	 (Increase) decrease in:
	Accounts receivable				  174,158		    (29,633)
	Costs and estimated
	 earnings in excess of billings
	 on uncompleted contracts			  252,511		          0
	Inventory						   42,341		     92,317
	Prepaid expenses					   62,611		    (51,232)
	Income taxes refundable			        569,581		          0
	Deferred income taxes					  0		  1,347,000
	Other assets					    2,409		     37,281
	 Increase (decrease) in:
	Accounts payable					 (207,456)		     60,824
	Accrued expenses					 (108,014)		     23,892
	Billings in excess of costs
	 and estimated earnings on
	 uncompleted contracts				  (87,077)			    0
	Deposits from customers			       (187,370)		   (312,438)
								----------		  ---------
	Net cash provided by (used in)
		 operating activities			   219,499		 (1,216,472)
								 ----------		 ----------
Cash flows from investing accounts:
	Proceeds from:
	Sale of land						   0		    100,000
	Increase in restricted cash				   0		   (100,000)
								 ---------		 ----------
	Net cash provided by
	    investing activities				   0		          0
								 ---------		-----------
Cash flows from financing activities:
	Proceeds from issuance of:
	Long-term debt						   0		  2,000,000
	Common stock, net					         0		    577,900
	Payments on long-term debt			   (72,345)		 (1,145,500)
								 ----------		 ----------
	Net cash provided by (used in)
		 financing activities			   (72,345)		  1,432,400
								 ----------		 ----------
Net increase in cash			    		   147,154		    215,928

Cash, beginning						   353,655		     69,210
								 ---------		 ----------
Cash, ending						  $500,809		   $285,138
								 =========		 ==========

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the year for:
	Interest						    $86,913		   $64,498
	Income taxes					  ($569,581)	$        0


See notes to condensed consolidated financial statements.

EMCEE BROADCAST PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. The results of operations for the six-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.     INVENTORIES consisted of the following:

                                      Sept. 30, 2002        March 31, 2002
                                        (Unaudited)

          Finished goods                $  393,486		$  404,000
          Work-in-process               $  456,229		$  627,000
          Raw materials                 $  739,908		$  624,000
          Manufactured components       $1,481,320		$1,458,284
                                        ---------            ---------
                                        $3,070,943		$3,113,284
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

       The following is a summary of certain financial information relating to the two segments:

                                    Sept. 30, 2002       Sept. 30, 2001
                                  ------------------------------------------

     Total Revenue by Segment:
     EMCEE                         	$1,758,992			$ 1,282,000
     ABS                           	$  872,305			$ 1,802,000

     Operating Income (Loss) by Segment:
     EMCEE                         	$( 417,749)			$(1,522,000)
     ABS                           	$   94,450			$   223,000

     Identifiable Assets by Segment:
     EMCEE                         	$4,282,280			$ 5,529,000
     ABS                           	$  615,000			$ 1,000,000
     Corporate                     	$  195,980			$   445,000
						----------               ----------
        Total Assets               	$5,093,260			$ 6,974,000
						 =========               ==========
     Depreciation and Amortization by Segment:
     EMCEE                         	$   41,000			$    65,000
     ABS                           	$   30,000			$    51,000
                                       -------                  -------
        Total                      	$   71,000			$   116,000
                                       =======                 ========
     Capital Expenditures by Segment:
     EMCEE                          $        0			$   14,000

     The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense and taxes.

5. LOSS PER SHARE. Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in the periods ended September 30, 2002 or September 30, 20001 because the assumed exercise of the options would be anti-dilutive.

6.   INCOME TAX.	The Company has established a valuation allowance for
     deferred income taxes. A valuation allowance is required when it is more likely than not that some portion of the deferred tax asset will not be realized. Realization is dependent on generating sufficient future taxable income.

<PAGE<
7.   LONG-TERM DEBT.  The term loan, bank at September 30, 2002, matures in
     2016 and requires monthly payment of $15,214. Interest is calculated at 9% and adjusts every three years to 2% above the national prime rate. The equipment loan matures in 2006, requires monthly payment of $10,379, and interest is calculated at 9%. As of September 30, 2002, the balance due on these loans is $1,444,000 and $404,000, respectively. These loans are collateralized by principally all assets of the Company and contain certain financial and other covenants and are 80% guaranteed by the United States Department of Agriculture. At September 30, 2002, the Company was in violation of one of these financial covenants. The bank waived this covenant violation. In addition, both loans contain prepayment penalties.

     Principal repayment of the long-term debt, based on current interests are as follows:

                       	2003           	$ 149,000
                       	2004             	  158,000
                       	2005             	  181,000
				2006			  198,000
				2007 			  115,000
                       	Thereafter        1,047,000
                                          ---------
                                         $1,848,000
                                          =========

8. GOING CONCERN. The Registrant continues to have limited ability to secure additional funds from debt or equity transactions. This, along with depressed market conditions, has created a level of doubt concerning the Company's ability to continue as a going concern. Despite the financial, operational and market conditions, management continues to implement a plan to stabilize finances and position the Company for future profitability.

INDEPENDENT ACCOUNTANTS' REPORT

Officers and Directors
EMCEE Broadcast Products, Inc.

We have reviewed the accompanying condensed consolidated financial statements of EMCEE Broadcast Products, Inc. and subsidiaries as listed in the accompanying index at September 30, 2002 and for the periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards, generally accepted in the United States of America, the consolidated balance sheet of EMCEE Broadcast Products, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 6, 2002, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002 is fairly stated, in all material respects, to the consolidated balance sheet from which it has been derived.

/s/ KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania

October 30, 2002


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

EMCEE BROADCAST PRODUCTS, INC.
AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2003, which ended September 30, 2002, were $1,248,000, the same as net sales for the second quarter of fiscal 2002. Sales for the six months ended September 30, 2002 and 2001 were $2,631,000 and $3,084,000 respectively. Sales attributable to the subsidiary, Advanced Broadcast Systems (ABS,) were $872,000 (33.2%) and $1,802,000 (58.4%) for the six months ended September 30, 2002 and 2001, respectively.

Foreign sales were $228,000 for the second quarter of fiscal 2003 and $318,000 for the six months ended September 30, 2002. $197,000 of these sales was a shipment to one customer in Mexico. Foreign sales were $170,000 for the second quarter of fiscal 2002 and $489,000 for the six months ended September 30, 2001. Foreign sales continue to decline primarily due to international economic conditions and the credit worthiness of our historical customer base. Foreign sales for the six months ended September 30, 2002, 2001, and 2000 comprised 12%, 16% and 61% of total sales, respectively.

The Company continued to lay the groundwork for sales opportunities both within and outside of our historical customer base. The Company continues to solicit broadcasters for DTV (digital television) equipment but remains skeptical of improving conditions. The MMDS (Multichannel Multipoint Distribution Service) market shows signs of improvement domestically. MMDS orders and inquiries for product have risen. We continue to work diligently to uncover every opportunity domestically and have taken a cautionary approach on the international side due to creditworthiness of interested buyers.

Gross profit equaled $780,000 or 29.6% of net sales for the six months ended September 30, 2002 compared to $272,000 or 8.8% of sales for the six months ended September 30, 2001. Gross profit for the second quarter of fiscal 2003 was $496,000 or 39.7% of sales compared to a loss of $93,000 or (7.4%) for the second quarter of fiscal 2002.

Total operating expenses were $1,103,000 for the six months ended September 30, 2002, a decrease of $468,000 from the six months ended September 30, 2001. This decrease is composed of $122,000 in selling expenses, $81,000 in general and administrative expenses and $91,000 in research and development. A large portion of this reduction is due to the ongoing cost cutting measures implemented over the past nine months. Additionally, during the six months ended September 30, 2001, the reserve for doubtful accounts was increased $198,000 due to concern over the collection of accounts receivable of a Korean and a Brazilian customer. Although both these accounts have been fully reserved prior to the close of fiscal 2002, collection efforts continue. During the six months ended September 30, 2002, the reserve for doubtful accounts was increased by $24,000 to allow for incidental collection problems.

As a result of the above, loss from operations improved to ($323,000) or (12.3%) of sales for the six months ended September 30, 2002 from ($1,299,000) or (42.1%) of sales for the six months ended September 30, 2001.

Interest expense, net increased from $69,000 for the six months ended September 30,2001 to $84,000 for the six months ended September 30, 2002, due to increased indebtedness.

Other income decreased $85,000 from the first six months of fiscal year 2002 to the first six months of fiscal year 2003. In the first quarter of fiscal year 2002, a non-operating asset was sold at a profit of approximately $88,000.

Net loss before income taxes for the second quarter of fiscal 2003 was $131,000 compared to a net loss before income taxes of $994,000 for the second quarter of 2002. Net loss before income taxes for the six months ended September 30, 2002 was $401,000 compared to a net loss before income taxes of $1,277,000 for the six months ended September 30, 2001.

During the second quarter of 2002, a valuation allowance was established for deferred income taxes because of the likelihood that these tax benefits would expire before the Company would have the opportunity to use them. Therefore, no income tax impact was recorded for the six months ended September 30, 2002, and the net loss of the period remained $401,000. During the six months ended September 30, 2001, the creation of the valuation allowance required the reversal of previously recorded tax benefits of $1,347,000 increasing the net loss for that period to $2,624,000.

Financial condition:

Cash increased from $353,655 as of March 31, 2002 to $500,809 as of September 30, 2002. The change is due to the receipt of a $570,000 income tax refund and the timing of cash receipts and disbursements.

Accounts receivable net of reserve for doubtful accounts decreased from $603,000 at March 31, 2002 to $405,000 at September 30, 2002. During the year ended March 31, 2002, specific reserves were established against two foreign customers
- a Korean customer who is in default of a settlement agreement and a Brazilian customer who has not adhered to the payment terms of a payment restructuring agreement. Although these accounts have been fully reserved against, the Company is considering its options to recover monies due.

Revenues from long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. As of March 31, 2002, the Company recorded an asset of $253,000 for cost and estimated earnings in excess of billing and a liability of $150,000 for billing in excess of costs and estimated earnings. At September 30, 2002, the Company had one contract that was accounted for using this method. Since this customer's deposits exceeded estimated billings, no asset and a liability of $63,000 were recorded.

Inventories decreased from $3,113,000 at March 31, 2002 to $3,071,000 at September 30, 2002, a $42,000 decrease.

Prepaid expenses totaled $168,000 as of September 30, 2002, a decrease of $63,000. The decrease was primarily due to shipping and invoicing an OEM part that had required a vendor deposit during the period ended March 31, 2002.

Accounts Payable decreased approximately $208,000 from $974,000 at March 31, 2002 to $766,000 at September 30, 2002. Accrued Expenses decreased $108,000 over the same time period. During the first six months of fiscal 2003, the Company used an income tax refund of $570,000 to bring vendor liabilities closer to normal credit terms.

Customer deposits decreased from $421,000 at March 31, 2002 to $234,000 as of September 30, 2002. The decrease is due to the stage of contracts at month end and the decrease in the backlog of unsold orders.

On June 7, 2001, the Company entered into a loan agreement with First Federal Bank in the aggregate amount of $2,000,000, 80% of which is guaranteed by the United States Department of Agriculture Rural Development Division. This agreement consists of a $500,000 equipment loan and a $1,500,000 term loan. Of the aggregate $2,000,000, approximately $1,115,000 was used to satisfy outstanding debt to the Company's former lender. The remainder was used as working capital. The mortgage loan matures in 2016 and requires monthly payments of $15,214. The term loan matures in 2006 and requires monthly payments of $10,379. These loans are collateralized by all assets of the Company and contain certain financial and other covenants. At September 30, 2002, the Company was in violation of the debt/tangible net worth ratio. The bank waived this covenant violation.

Shares of treasury stock decreased during the first six months of fiscal 2003 by 47,243 and a value, net, of $11,000. These unregistered shares were issued to directors in lieu of cash for payment of directors' fees and 3 employees in lieu of vacation pay.

The backlog of unsold orders for the Company totaled $973,000 as of September 30, 2002, compared to $2,097,000 as of March 31, 2002.

Employment for the Company totaled 40 full-time employees at its facilities in Pennsylvania and Kentucky as of September 30, 2002.

The Registrant continues to have limited ability to secure additional funds from debt or equity transactions. This, along with depressed market conditions, has created a level of doubt concerning the Company's ability to continue as a going concern.

The Company has implemented and continues to implement plans to attempt to increase revenue by (i) marketing excess capacity in the Company's machine shop,
(ii) attempting to secure repair orders for competitors' transmitters and affiliated equipment, such as beam-benders, up and down converters, encoders and amplifiers, (iii) initiating a program to expand the Company's transmitter frequency from 2.5GHz to 3.5 GHZ, of which the first sale will ship in November of 2002, (iv) increasing the company's in-house sales force. The Company also continues to implement plans to reduce its monthly "cash burn" rate by (i) improved purchasing management, (ii) re-establishing favorable vendor relations by using an income tax refund of $570,000 to reduce accounts payable to within normal credit terms, (iii) utilizing engineering talent to redesign product to take advantage of in-house inventory, and (iv) eliminating or minimizing extraneous expenses. In addition to the foregoing, the Company is exploring the possibility of merging with a complementary company and raising investment capital within the investment community. The Company has signed non-disclosure agreements with three companies (two of which are public) paving the way for merger discussions. At this time, however, management has no ability to assess the viability of these initiatives or the likelihood of their success to enable the Company to continue as a going concern.

Controls and Procedures:

The Company carried out an evaluation of the effectiveness of its disclosure controls and procedures within 90 days prior to the filing of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls, or in other factors which would significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions taken with regard to significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.	REPORTS ON FORM 8-K

1.	A Form 8-K was filed with the Securities and Exchange Commission on July
	18, 2002 to announce the resignation of Robert G. Nash as Vice President of the Company effective July 11, 2002. Mr. Nash's status change is related to the Company's re-organization plans.

2.	A Form 8-K was filed with the Securities and Exchange Commission on
	September 11, 2002 to announce that the Company had received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum bid price/net tangible assets/shareholders' equity/market value of listed securities/net income requirements for continued listing, and its securities were subject to delisting from The Nasdaq SmallCap Market. The Company further announced that it had requested an oral hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination; that hearing date was set for September 27, 2002.

3.	A Form 8-K was filed with the Securities and Exchange Commission on
	September 11, 2002 to announce the election of Joan H. Pecora as Controller/Chief Financial Officer of the Company effective immediately.

In addition, subsequent to the quarter ended September 30, 2002, the following Form 8-K's were filed with the Securities and Exchange Comission:

A Form 8-K was filed on October 30, 2002 to announce that the Company had been notified by The Nasdaq Stock Market's Listing Qualifications Panel that it had determined to delist the Company's securities (ticker: ECIN) with the opening of business on October 29, 2002. The Company stated it was currently making arrangements to be listed on the Over-The-Counter Bulletin Board (OTCBB).

A Form 8-K was filed on November 6, 2002 to announce that the Company had signed non-disclosure agreements with three companies (two of which are public), paving the way for merger discussions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             	EMCEE BROADCAST PRODUCTS, INC.



Date: November 14, 2002					/s/ Richard J. Nardone
                                             	RICHARD J. NARDONE
                                             	President/CEO



Date: November 14, 2002                     	 /s/ Joan Pecora
                                             	JOAN PECORA
                                             	Controller/CFO

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of EMCEE Broadcast Products, Inc. and subsidiaries (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Richard J. Nardone, Chief Executive Officer of the Company, and Joan Pecora, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a)
	or 15(d) of the Securities Exchange Act of 1934; and

2. 	The information contained in the Report fairly presents, in all
	material respects, the financial condition and result of operations of the Company.

							/s/ RICHARD J. NARDONE
							Richard J. Nardone
							President/Chief Executive Officer


							/s/ JOAN PECORA
							Joan Pecora
							Controller


Dated:	November 14, 2002